Form 10-Q
period 1996-12-31
SOUTHERN INVESTMENTS UK PLC
filed 1997-02-13
CIK 1019672

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended December 31, 1996
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

 Commission       Registrant, State of Incorporation,       I.R.S. Employer
 File Number      Address and Telephone Number            Identification No.
 -----------      -----------------------------------     -------------------

  333-09033       Southern Investments UK plc                  None
                  (Registered in England & Wales)
                  800 Park Avenue
                  Aztec West
                  Almondsbury
                  Bristol
                  BS12 4SE, UK
                  (01144) 1454 201101


==============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                                 Description of             Shares Outstanding
Registrant                       Common Stock               at January 31, 1997
----------                       ---------------           --------------------
Southern Investments UK plc      Par Value(pound)1 Per Share      500,400,587


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (Stated in Millions)

                                                          For the Three           For the Three
                                                          Months Ended            Months Ended
                                                        December 31, 1996       December 31, 1995
                                                        -----------------       -----------------

                                                         (pound)        US $         (pound)
                                                                     (Note F)

OPERATING REVENUES                                          242        414            219
COST OF SALES                                               173        296            143
                                                           ----       ----           ----
GROSS MARGIN                                                 69        118             76
                                                           ----       ----           ----
OPERATING EXPENSES:
   Maintenance                                                8         14             10
   Depreciation and amortization                             10         17             11
   Selling, general, and administrative                      12         20             18
                                                           ----       ----           ----
           Total operating expenses                          30         51             39
                                                           ----       ----           ----
           Operating income                                  39         67             37
                                                           ----       ----           ----
OTHER INCOME (EXPENSE):
      Interest income                                         -          -              5
      Interest expense                                      (13)       (23)           (16)
      Gain on sale of investments                             -          -              7
      Other, net                                              1          2              1
                                                           ----       ----           ----
           Total other income (expense)                     (12)       (21)            (3)
                                                           ----       ----           ----
INCOME BEFORE INCOME TAXES                                   27         46             34

PROVISION FOR INCOME TAXES                                   11         19             12
                                                           ----       ----           ----
NET INCOME                                                   16         27             22
                                                           ====       ====           ====



The accompanying notes form an integral part of these condensed consolidated statements.


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (Stated in Millions)


                                                           For the Nine Months           For the Nine Months
                                                         Ended December 31, 1996       Ended December 31, 1995
                                                         -----------------------       -----------------------
                                                                                         (Pro forma - Note C)

                         `                              (pound)            US $               (pound)
                                                                         (Note F)

OPERATING REVENUES                                         602           1,031                   541
COST OF SALES                                              417             714                   343
                                                          ----           -----                  ----
GROSS MARGIN                                               185             317                   198
                                                          ----           -----                  ----
OPERATING EXPENSES:
   Maintenance                                              26              45                    30
   Depreciation and amortization                            32              55                    31
   Selling, general, and administrative                     37              63                    57
                                                          ----           -----                  ----
           Total operating expenses                         95             163                   118
                                                          ----           -----                  ----
           Operating income                                 90             154                    80
                                                          ----           -----                  ----
OTHER INCOME (EXPENSE):
   Interest income                                           1               2                     7
   Interest expense                                        (39)            (67)                  (55)
   Gain on sale of investments                               1               2                     7
   Other, net                                                4               7                     3
                                                          ----           -----                  ----
           Total other income (expense)                    (33)            (56)                  (38)
                                                           ---           -----                  ----
INCOME BEFORE INCOME TAXES                                  57              98                    42

PROVISION FOR INCOME TAXES                                  22              38                    15
                                                          ----           -----                  ----
NET INCOME                                                  35              60                    27
                                                          ====           =====                  ====




The accompanying notes form an integral part of these condensed consolidated statements.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Stated in Millions)


                                                              For the Nine Months          For the period from
                                                            Ended December 31, 1996    inception (June 23, 1995) to
                                                            -----------------------    ----------------------------
                                                                                             December 31, 1995
                                                                                             -----------------

                                                              (pound)            US $               (pound)
                                                                               (Note F)

NET CASH PROVIDED BY OPERATING ACTIVITIES                          52             89                   73
                                                                 ----           ----                -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (54)           (93)                 (23)
  Loans to related parties                                         (2)            (3)                   -
  Proceeds from property sales                                      6             10                    -
  Consideration for the purchase of SWEB paid to former
    shareholders                                                    -              -               (1,023)
  Proceeds from sale of fixed asset investments                     4              7                  111
  Disposal of current asset investments, net                        6             10                    -
                                                                 ----           ----                -----
           Net cash used in investing activities                  (40)           (69)                (935)
                                                                 ----           ----                -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from parent                                              -              -                  315
  Capital contributions received                                    -              -                  185
  Payments of dividends                                           (12)           (20)                 (75)
  Proceeds of bond issues                                         300            514                  597
  Change in short term borrowings                                (318)          (545)                 139
                                                                 ----           ----                -----
  Net cash (used in) provided by financing activities             (30)           (51)               1,161
                                                                 ----           ----                -----

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                     (18)           (31)                 299
CASH AND CASH EQUIVALENTS, beginning of period                     20             34                    -
                                                                 ----           ----                -----
CASH AND CASH EQUIVALENTS, end of period                            2              3                  299
                                                                 ====           ====                =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:

           Cash paid for interest                                 (39)           (67)                  (8)
                                                                 ====           ====                =====
           Cash (paid for) received from income tax                (9)           (15)                   6
                                                                 ====           ====                =====


The audited consolidated statement of cash flows in respect of SWEB for the period from April 1, 1995 to September 17,
1995 (the date prior to the date of acquisition) is included on page F-25 of the Registration Statement (Note A).

The accompanying notes form an integral part of these condensed consolidated statements.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)


                                       ASSETS

                                                                  December 31, 1996               March 31, 1996
                                                                  -----------------               --------------
                                                                     (Unaudited)
                                                                     ----------

                                                                  (pound)        US $                (pound)
                                                                              (Note F)


PROPERTY, PLANT, AND EQUIPMENT:                                    1,298         2,223                 1,227
   Less accumulated depreciation                                      49            84                    20
                                                                   -----        ------                ------
           Property, plant, and equipment, net                     1,249         2,139                 1,207
                                                                   -----        ------                ------

OTHER ASSETS:
  Investments                                                         18            31                    22
  Prepaid pension cost                                               103           176                    95
  Goodwill, net of accumulated amortization of (pound)6 ($10)
        at December 31 and(pound)2 at March 31                       178           305                   173
                                                                   -----        ------                ------
           Total other assets                                        299           512                   290
                                                                   -----        ------                ------
CURRENT ASSETS:
  Cash and cash equivalents                                            2             3                    20
  Investments                                                         20            35                    26
  Receivables:
      Customer accounts, less provision for
      uncollectibles of (pound)14 ($24) at December 31
      and(pound)17 at March 31                                       110           188                    95
      Other                                                           16            27                    20
                                                                   -----        ------                ------
           Receivables, net                                          126           215                   115

  Materials and supplies                                               4             7                     3
  Prepaid expenses                                                    11            19                    25
                                                                   -----        ------                ------
           Total current assets                                      163           279                   189
                                                                   -----        ------                ------
           Total assets                                            1,711         2,930                 1,686
                                                                   =====        ======                ======




The accompanying notes are an integral part of these condensed consolidated balance sheets.


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)


                      STOCKHOLDER'S EQUITY AND LIABILITIES



                                                               December 31, 1996              March 31, 1996
                                                               -----------------              --------------
                                                                  (Unaudited)
                                                                   ---------

                                                                 (pound)        US $             (pound)
                                                                             (Note F)


STOCKHOLDER'S EQUITY:
  Share capital, (pound)1 par value, 500,400,587 shares
  authorized, issued, and outstanding                               500            856             500
  Retained deficit                                                 (134)          (229)           (132)
                                                                  -----         ------           -----
           Total stockholder's equity                               366            627             368
                                                                  -----         ------           -----
NON-CURRENT LIABILITIES:
  Long-term debt                                                    300            514               -
  Deferred income taxes                                             376            644             352
  Provision for loss contracts                                       68            116              62
  Other                                                              64            110              66
                                                                  -----         ------           -----
           Total non-current liabilities                            808          1,384             480
                                                                  -----         ------           -----
CURRENT LIABILITIES:
  Short-term borrowings                                             332            568             650
  Accounts payable                                                   55             94              45
  Accrued income taxes                                               21             36              19
  Unearned revenue                                                   15             26              10
  Common dividend declared                                           25             43               -
  Other                                                              89            152             114
                                                                  -----         ------           -----
           Total current liabilities                                537            919             838
                                                                  -----         ------           -----


COMMITMENTS AND CONTINGENT MATTERS       (Notes D, E, and H)

           Total stockholder's equity and liabilities             1,711          2,930           1,686
                                                                  =====        =======           =====




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996
                                   (Unaudited)

     (A) This Form 10-Q is the first to be filed by Southern Investments UK plc (the "Company"). The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results of the three-month and nine-month periods ended December 31, 1996 and 1995. The Company's fiscal year end is March 31. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and footnotes be read in conjunction with a prospectus dated November 18, 1996 issued by the Company and filed with the SEC on Form S-1 as part of its Registration Statement in respect of an issue of Senior Notes (the "Registration Statement").

     (B) The condensed consolidated balance sheet at March 31, 1996 included herein has been extracted from audited financial statements; all other figures are unaudited. The condensed financial statements included herein have been reviewed by the Company's independent public accountants and their report is included herein as Exhibit 15.

     (C) The unaudited pro forma condensed consolidated statement of income presented herein for the nine months to December 31, 1995 reflects the acquisition by the Company of South Western Electricity plc ("SWEB") as if it had occurred as of April 1, 1995. Such unaudited pro forma condensed consolidated statement of income has been prepared by the Company based upon assumptions deemed proper by it and reflects a preliminary allocation of the purchase price paid for SWEB. The unaudited pro forma condensed consolidated statement of income presented herein is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Company or of the results of operations of the Company that would have actually occurred had the transaction been in effect for the period presented. The unaudited pro forma condensed consolidated statement of income has been adjusted to reflect the acquisition as if it had occurred at April 1, 1995, including increased depreciation and amortization, the elimination of bid defense costs incurred by SWEB, and increased interest expense using the assumption that the acquisition had been 100% funded with short-term borrowings. A schedule detailing the pro forma adjustments is included on pages
          10 and 11.

     (D) The Company and SWEB utilize certain financial derivative contracts solely for the purpose of risk management. The Company's and SWEB's participation in derivative contracts has been to hedge business exposure in connection with fluctuations in interest rates, currency rates related to certain of the Company's liabilities, and electricity purchase costs. At December 31, 1996, the status of outstanding derivative contracts was as follows:

          (i) Interest rate swaps with a notional amount of (pound)500 million, and currency swaps with a notional amount of (pound)300 million. These swaps have maturities of 2001-2012. The unrealized loss was (pound)20 million.

          (ii) SWEB has contracts for differences ("CFDs") to mitigate its exposure to volatility in the prices of electricity purchased through the wholesale electricity trading market (the "Pool"). CFDs are in place to hedge electricity purchases on approximately 27,851 GWh through the year 2008. In fiscal year 1996,

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SWEB purchased approximately 11,065 GWh. Accordingly, the gains or losses on such contracts are deferred and recognized as electricity is purchased. It is not possible to estimate the fair value of these contracts at present as the contract prices are based on future events, the effects of which currently are not estimable.

     (E) The Company and SWEB are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in aggregate. Neither the Company nor SWEB is a party to any material legal proceedings nor is it currently aware of any threatened material legal proceedings. As described below, the Company is aware of an issue which could subsequently impact on SWEB.

          The Pension Ombudsman (a UK arbitrator appointed by statute) has issued a final determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of the ESPS surplus to offset the employer's costs of the early payment of pensions as a result of reorganization or redundancy, together with additional contributions required after a valuation. Under that determination the Pension Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The Pension Ombudsman's final determination may be challenged through the courts and no payments are required until such a challenge has been heard. If the final determination is not successfully challenged, it will have an adverse effect on SWEB, but no assurance can be given as to the extent of that effect. It is not practical to make an estimate of the exposure at the present time.

     (F) Solely for the convenience of the reader, pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on December 31, 1996 of $1.7123 = (pound)1.00.

     (G) In November 1996, the Company issued $168 million 6.375% Senior Notes due 2001 and $332 million 6.800% Senior Notes due 2006 as described in the Registration Statement. In January 1997, the Company issued $82 million subordinated debentures to a business trust formed by the Company.

     (H) The Conservative Party has held power in the UK since 1979. The next General Election in the UK must be held no later than May 1997, and may be called on approximately three weeks' notice at any time before then. Certain senior members of the Labour party, which is the main opposition party, have made statements regarding policies which a Labour government would intend to introduce, including a windfall tax on excess profits of privatized utilities and referring the whole electricity industry to the competition authorities. There can be no assurance that the policies of the UK government, by whichever party it is controlled, would not adversely affect the Company's financial position or results of operations.

     (I) The condensed consolidated financial statements included herein have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, SWEB is not subject to rate regulation, but, rather, is subject to price cap regulation and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 often contain certain deferred items which have not been included in rates charged to customers in compliance with the respective regulatory authority rulings, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying financial statements of the Company do not contain such deferrals.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME FOR THE NINE MONTHS ENDED DECEMBER 31, 1995

As a result of the acquisition, the basis of accounting for the Successor Company (the Company) differs from that for the Predecessor Company (SWEB). The condensed consolidated financial statements of the Predecessor Company are presented on a historical cost basis while the consolidated financial statements of the Successor Company reflect the acquisition under the purchase method of accounting. Under the purchase method of accounting, fair value was assigned to the assets and liabilities of SWEB at the date the Company acquired effective control of SWEB. Goodwill was created to the extent the purchase price exceeded the difference between the fair value of SWEB's assets and fair value of its liabilities.

The following unaudited pro forma statement of income from continuing operations is based upon the consolidated statement of income for the period from inception (June 23, 1995) to December 31, 1995 of the Successor Company and the consolidated statement of income of the Predecessor Company for the period from April 1, 1995 to September 17, 1995, adjusted to reflect the items described in notes (1) to (5) below as if the purchase business combination had occurred at the beginning of the period.

                                                               In Millions
                              ----------------------------------------------------------------------------------------------------
                                Successor Period               Predecessor Period                                 Pro Forma for the
                               Inception (June 23, 1995)        April 1, 1995 to                                  Nine Months Ended
                               to December 31, 1995            September 17, 1995                                 December 31, 1995
                               -------------------------       ------------------                                 -----------------
                                     US GAAP                     US GAAP                       Adjustments             US GAAP
                                   ---------                     -------             ------------------------------    -------

                 `                    (pound)                     (pound)            1      2      3      4       5    (pound)

OPERATING REVENUES                       242                       299               -      -      -      -       -        541
COST OF SALES                            157                       186               -      -      -      -       -        343
                                        ----                      ----              --     --     --     ---    ---       ----
GROSS MARGIN                              85                       113               -      -      -      -       -        198
                                        ----                      ----              --     --     --     ---    ---       ----
OPERATING EXPENSES:
  Maintenance                             12                        18               -      -      -      -       -         30
  Depreciation and amortization           12                        14               3      2      -      -       -         31
  Selling, general, and
    administrative                        24                        41               -      -      -      -      (8)        57
                                        ----                      ----              --     --     --     ---    ---       ----
           Total operating expenses       48                        73               3      2      -      -      (8)       118
                                        ----                      ----              --     --     --     ---    ---       ----
           Operating income               37                        40              (3)    (2)     -      -       8         80
                                        ----                      ----              --     --     --     ---    ---       ----
OTHER INCOME (EXPENSE):
  Interest income                          5                         2               -      -      -      -       -          7
  Interest expense                       (17)                       (5)              -      -     (1)    (32)     -        (55)
  Gain on sale of investments              7                         -               -      -      -      -       -          7
  Other, net                               2                         1               -      -      -      -       -          3
                                        ----                      ----              --     --     --     ---    ---       ----
           Total other income (expense)   (3)                       (2)              -      -     (1)    (32)     -        (38)
                                        ----                      ----              --     --     --     ---    ---       ----
INCOME  BEFORE INCOME TAXES               34                        38              (3)    (2)    (1)    (32)     8         42

PROVISION FOR INCOME TAXES                12                        13              (1)    (1)     -     (11)     3         15
                                        ----                      ----              --     --     --     ---    ---       ----
INCOME FROM CONTINUING
  OPERATIONS                              22                        25              (2)    (1)    (1)    (21)     5         27
                                        ====                      ====              ==     ==     ==     ===    ===       ====

(1)  Depreciation expense which would have been recorded based on the valuation of property, plant, and equipment recorded in connection with the purchase business combination, as if such combination had occurred on April 1,1995. It has been provided using composite  straight line rates which approximate 3.1% on an asset value of (pound)1,190 million for 170 days, less depreciation already charged to the Predecessor Company's consolidated statement of income.

(2)  Amortization of goodwill recorded in connection with the purchase business combination as if the combination had occurred on
     April 1, 1995.

(3)  Reflect the fair value of long-term debt obligations and associated interest expense recorded in connection with the purchase business combination as if the combination had occurred on April 1, 1995. The charge relates to notional interest ((pound)


     2 million) on a discounted provision for onerous purchase contracts ('Teesside'), partly offset by a reduction in interest to market rates on the HM Government debt put in place at privatization ((pound)1 million).

(4)  Reflect the interest expense recorded in connection with the purchase business combination as if the combination had occurred on April 1, 1995 and had been 100% financed with short-term borrowings at an interest rate of 6% per year. The impact of a
     1/4% change in the assumed interest rate would change income from continuing operations by (pound)0.4 million.

(5)  Remove the costs incurred by the Predecessor Company relating to bid defense associated with the Acquisition.




                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             THIRD FISCAL QUARTER 1997 vs. THIRD FISCAL QUARTER 1996
                                       AND
              FISCAL YEAR-TO-DATE 1997 vs. FISCAL YEAR-TO-DATE 1996


INTRODUCTION

The Company is a wholly-owned subsidiary of Southern Investments UK Holdings Limited, of which 75% is owned indirectly by Southern Company and 25% is owned indirectly by PP&L Resources, Inc. The Company was incorporated as a public limited company under the laws of England and Wales on June 23, 1995, as a vehicle for the acquisition of SWEB, one of the 12 regional electricity companies in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of SWEB. The Company's sole investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England.

SWEB's two main business lines are the distribution of electricity and the supply of electricity to approximately 1.3 million customers primarily in its franchise area in southwest England. This area covers approximately 5,560 square miles and has a resident population of approximately 2.8 million. It also has ancillary business activities that support its main electricity businesses, including electricity generation and gas supply.


RESULTS OF OPERATIONS

The revenues recorded for the franchise supply business for the pro forma nine months ended December 31, 1995 and the nine months ended December 31, 1996 are recognized, in part, using management estimates of the revenues which will be permitted by the Director General of Electricity Supply to be earned during the respective fiscal years ended March 31. Accordingly, increases in revenue, operating income and net income between the two periods discussed below are not necessarily indicative of the results which actually have been realized between the pro forma nine months ended December 31, 1995 and the nine months ended December 31, 1996 or which may actually be realized between the full fiscal years.

Earnings

Operating income for the third quarter and year-to-date fiscal year 1997 was (pound)39 million and (pound)90 million, respectively, compared to (pound)37 million and (pound)80 million for the corresponding periods of fiscal year 1996. The increase in operating income of (pound)2 million in the third quarter is due to an increase in the distribution business of (pound)2 million and ancillary businesses of (pound)6 million, partly offset by a decrease in the supply business of (pound)6 million. The increase in operating income of (pound)10 million for the year-to-date is due to increases in the distribution business of (pound)5 million, in the supply business of (pound)1 million, and in ancillary businesses of (pound)4 million.

Net income for the third quarter and year-to-date fiscal year 1997 was (pound)16 million and (pound)35 million, respectively, compared to (pound)22 million and (pound)27 million for the corresponding periods of fiscal year

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1996. This reduction of (pound)6 million in net income in the third quarter was primarily due to decreases in gains on the sale of investments of (pound)7 million and interest income of (pound)5 million, partly offset by an increase in operating income discussed above of (pound)2 million, and a decrease in interest expense of (pound)3 million, together with a fall in the provision for income taxes of (pound)1 million. The increase of (pound)8 million in net income for the year-to-date was primarily due to the increase in the operating income discussed above of (pound)10 million, a reduction in interest expense of (pound)16 million and an increase in other net income of (pound)1 million, partly offset by decreases in interest income of (pound)6 million and in gains on sale of investments of (pound)6 million, together with additional provision for taxes of (pound)7 million.

Significant income statement items appropriate for discussion include the following :


                                                                            Increase (Decrease)
                                                          ------------------------------------------------------
                                                                Third Quarter                Year-To-Date
                                                          ------------------------------------------------------
                                                           (in millions)       %       (in millions)        %
    Revenues............................................   (pound) 23         11       (pound) 61          11
    Cost of sales.......................................           30         21               74          22
    Selling, general, and administrative expense........           (6)       (33)             (20)        (35)
    Interest income.....................................           (5)      (100)              (6)        (86)
    Interest expense....................................           (3)       (19)             (16)        (29)
    Gain on sale of investments.........................           (7)      (100)              (6)        (86)
    Provision for income taxes..........................           (1)        (8)               7          47


     Revenues

Revenue increases were primarily within the supply business where revenues increased by (pound)16 million for the quarter and (pound)57 million for the year-to-date. This reflects SWEB's strategy of becoming more active in the non-franchise supply market; SWEB has significantly increased the number of its industrial and commercial customers, increasing its unit sales in the non-franchise market by 178% and 210% for the quarter and year-to-date, respectively.

     Cost of sales

Cost of sales primarily relate to the purchase cost of electricity. The increase is thus largely due to the increase in sales within the non-franchise market as discussed above, together with an increase in the average purchase cost.

     Selling, general, and administrative expense

The decrease in selling, general and administrative expenses resulted in part from a decrease in labor costs resulting from a reduction in personnel and in part from a decrease in the level of bad debts, together with a decrease in certain classes of computer software development costs which were expensed during the pro forma nine months ended December 31, 1995, but which were capitalized in the nine months ended December 31, 1996, having satisfied the criteria for capitalization under the Company's accounting policy.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Interest income

A reduction in cash balances has resulted in a reduction in interest income.

     Interest expense

Interest expense for the pro forma nine months ended December 31, 1995 reflects interest expense recorded in connection with the acquisition as if the acquisition had occurred on April 1, 1995 and had been 100% financed with short-term borrowings until the acquisition date of September 18, 1995 at an interest rate of 6% per year. However, in the nine months ended December 31, 1996, the Company benefited from the conversion of (pound)500 million of debt to equity during the second half of fiscal year 1996.

     Gain on sale of investments

The decrease is largely due to a pretax gain of (pound)7 million realized in December 1995 in respect of the sale of a substantial portion of SWEB's equity holding in The National Grid Group plc ("NGG"). This gain is nonrecurring in nature as it is the result of changes in circumstances after the fair valuation of the investment in NGG resulting from the application of APB No. 16 which valuation was finalized shortly after the date of acquisition.

     Provision for income taxes

The movements in the provision for income taxes result from the change in pretax income.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from the success of the implementation of reorganisation plans to the level of energy sales growth in the electricity supply business.

The largest portion (approximately 85%) of SWEB's operating income is derived from its distribution business -- essentially the operation and maintenance of the electricity network in its franchise area of the southwest of England. SWEB is the only distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's franchise area.

The supply market is subject to change as it is currently partially open to competition and competition is scheduled to be extended to the remaining customers (largely domestic and small commercial) after March 31, 1998.

Reference is made to Notes (D), (E) and (H) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Overview

The major change in the Company's financial condition during the nine months to December 31, 1996 was the addition by SWEB of approximately (pound)54 million property, plant, and equipment, largely in respect of the distribution network. The funds for these additions were derived primarily from operations. It is expected that SWEB's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be met by cash generated from its operating activities.

Demand for electricity in Great Britain, in general, and in SWEB's franchise area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. SWEB balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

The Company's sole investment and only significant asset is the entire share capital of SWEB. The Company is therefore dependent upon dividends from SWEB for its cash flow. SWEB can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its supply and distribution businesses as required by its regulatory license. The Company believes that sufficient distributable reserves will exist at SWEB to allow for any and all cash flow generated at SWEB through operations to be distributed to the Company through dividends to the Company.

Financing Activities

In November 1996, the Company issued $500 million Senior Notes in the US, the proceeds of which were used to reduce short-term bank loans in the UK. $168 million of the Senior Notes are due for redemption in 2001 and $332 million in 2006. The Company entered into currency swap transactions that effectively convert the US dollar obligations of the Senior Notes into pounds sterling obligations, with a nominal value of (pound)300 million.

Sources of Capital

In January 1997, Southern Investments UK Capital Trust I (the "Trust"), a statutory business trust formed under the laws of the State of Delaware and established for the sole purpose of issuing its own securities (the "Trust Securities") and investing the proceeds thereof in the 8.23% subordinated debentures issued by the Company and scheduled to mature on February 1, 2027, sold $82 million of its 8.23% Trust Securities. The Company guarantees the Trust's obligations under the Trust Securities. The proceeds received by the Company from the sale of the subordinated debentures were used to repay short-term bank loans. The Company entered into currency swap transactions that effectively convert the US dollar obligations of the subordinated debentures into pounds sterling obligations, with a nominal value of (pound)50 million.

To meet short-term cash needs and contingencies, the Company and SWEB together had at December 31, 1996 approximately (pound)2 million of cash and cash equivalents and (pound)149 million of unused committed lines of credit with banks. At December 31, 1996 the Company and SWEB together had short-term debt of (pound)332 million largely payable to banks.

PART II  -  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

    15 - Report of Independent Public Accountants

    27 - Financial Data Schedule

(b) Reports on Form 8-K.

No report on Form 8-K was filed by the Company during the quarter for which this report is being filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          SOUTHERN INVESTMENTS UK plc

          /s/ Gale E. Klappa
     By   Gale E. Klappa
          Director


          /s/ C. B.(Mike) Harreld
     By   C. B. (Mike) Harreld
          Director, Chief Financial and Accounting Officer


                                              Date:  February 12, 1997