Form 10-K
period 1997-03-31
SOUTHERN INVESTMENTS UK PLC
filed 1997-06-27
CIK 1019672

===========================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1997
                                       OR
              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to



                    Registrant, State or other Jurisdiction
    Commission         of Incorporation or Organization,       I.R.S. Employer
    File Number         Address and Telephone Number         Identification No.
    -----------     -------------------------------------    -----------------


       333-09033          Southern Investments UK plc                None
                          Park Avenue
                          Aztec West
                          Almondsbury
                          Bristol
                          BS12 4SE, UK
                          (01144) 1454 201101





==============================================================================

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

       Aggregate market value of voting stock held by non-affiliates: $0

       A description of the registrant's common stock follows:


                                Description of              Shares Outstanding
Registrant                      Common Stock                  at May 31, 1997
----------                      ---------------             ------------------
Southern Investments UK plc     Par Value(pound)1 Per Share        500,400,587

                                Table of Contents

              PART I

                                                                                                     PAGE

Item 1        Business
                  General............................................................................ I-1
                  Overview of the Electric Utility Industry in Great Britain......................... I-2
                  SWEB's Main Businesses............................................................. I-3
                  SWEB's Other Business Activities................................................... I-7
                  Risk Management.................................................................... I-7
                  UK Environmental Regulation........................................................ I-8
                  Employees.......................................................................... I-8
Item 2         Properties............................................................................ I-9
Item 3         Legal Proceedings..................................................................... I-9
Item 4         Submission of Matters to a Vote of Security Holders................................... I-9

               PART II

Item 5         Common Equity Market.................................................................. II-1
Item 6         Selected Financial Data............................................................... II-1
Item 7         Management's Discussion and Analysis of Results of Operations and Financial Condition
                  Introduction....................................................................... II-2
                  Results of Operations.............................................................. II-3
                  Financial Condition................................................................ II-7
Item 8         Financial Statements and Supplementary Data........................................... II-9
Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................................................ II-33

               PART III

Item 10        Directors and Executive Officers of the Registrant.................................... III-1
Item 11        Executive Compensation................................................................ III-2
Item 12        Security Ownership of Certain Beneficial Owners and Management........................ III-3
Item 13        Certain Relationships and Related Transactions........................................ III-4

               PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K......................................................................... IV-1


                                            SELECTED DEFINITIONS

           When used in this report, the following terms will have the meanings indicated.

         "Accentacross" means Accentacross Limited, a Director of the Company.

         "Calendar Year" means a year ended December 31.

         "CFDs" means contracts for differences.

         "Company" means Southern Investments UK plc.

         "Distribution Price Control Formula" means a formula of P+RPI-Xd where P reflects the previous maximum average price per unit of electricity distributed, RPI reflects the percentage change in the Retail Price Index between the previous year and the current year and the Xd factor is established by the Regulator following review.

         "Electricity Act" means the Electricity Act 1989.

         "EMFs" means electromagnetic fields.

         "Fiscal Year" means a year ended March 31.

         "Fossil Fuel Levy" means a levy system instituted to reimburse the generators and the RECs for the extra costs involved in generating electricity from non-fossil fuel plants as compared to generating electricity from fossil fuel plants.

         "Franchise Area" means SWEB's service area as determined by its PES license.

         "Franchise Supply Customers" means customers with demand of not more than 100kW.

         "Holdings" means Southern Investments UK Holdings Limited, the direct parent company of the Company.

         "Mighteager" means Mighteager Limited, a Director of the Company.

         "MMC" means the UK Monopolies and Mergers Commission.

         "NFFOs" means obligations of RECs to obtain a specified amount of generating capacity from non-fossil fuel sources.

         "NGC" means the National Grid Company plc, which is wholly-owned by NGG.

         "NGG" means the National Grid Group plc.

         "Non-Franchise Supply Customers" means customers with demand greater than 100kW.

         "Own-generation limits" means the limit imposed by the PES license on the extent of generation capacity in which a REC may hold an interest.

         "OFFER" means the Office of Electricity Regulation, the body appointed by the Government of the UK to regulate the electricity industry in Great Britain.

         "Outage" means a disruption to the supply of electricity.

         "PES" means public electricity supplier.

         "PMDC" means Power Markets Development Company, an indirect shareholder in Holdings and a subsidiary of PP&L Resources.

         "PMDC Directors" means Accentacross and Mighteager.

         "Pool" means the wholesale trading market for electricity in England and Wales.

         "Pooling and Settlement Agreement" means the agreement which governs the constitution and operation of the Pool and the calculation of payments to and from generators and suppliers.

         "PP&L Resources" means PP&L Resources, Inc., a public stock corporation, and parent of PMDC and the registered utility Pennsylvania Power and Light.

         "Predecessor Company" means South Western Electricity plc and its subsidiaries prior to its acquisition by the Company.

         "Pro Forma Fiscal Year 1996" means unaudited pro forma information for the fiscal year ended March 31, 1996.

         "PSB" means NGG's pumped storage electricity generation business.

         "REC" means one of the 12 regional electricity companies in England and Wales licensed to distribute, supply, and, to a limited extent, generate electricity.

         "Regulator" means The Director General of Electricity Supply in Great Britain.

         "SEC" means the Securities and Exchange Commission.

         "SFAS" means US Statement of Financial Accounting Standards.

         "Southern" means The Southern Company, the ultimate parent company of the Southern Company system and the indirect owner of 75% of Holdings.

         "Southern Company system" means Southern and its subsidiaries.

         "Southern Energy" means Southern Energy Inc., an affiliate of the Company and a wholly-owned subsidiary of Southern.

         "Successor Company" means Southern Investments UK plc and its subsidiaries.

         "Supply Price Control Formula" means P+RPI-Xs+Y, where P reflects the maximum average price unit of electricity supplied, RPI reflects the percentage change in the Retail Price Index between the previous year and the current year, the Xs factor is established by the Regulator following review and the Y term is a pass through of certain costs.

        "SWEB" means South Western Electricity plc, a subsidiary of the Company.

        "UK" means the United Kingdom.

        "UK GAAP" means accounting principles generally accepted in the UK.

        "US" means the United States of America.

        "US GAAP" means accounting principles generally accepted in the US.

PART I

Item 1.       BUSINESS

General

       The Company is a wholly-owned subsidiary of Holdings, of which 75% is owned indirectly by Southern and 25% is owned indirectly by PP&L Resources. The Company was incorporated as a public limited company under the laws of England and Wales in June 1995 as a vehicle for the acquisition of SWEB, one of the 12 RECs in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of SWEB. The Company subsequently acquired the remaining outstanding shares of SWEB and replaced SWEB's board of directors and certain senior managers with officers and employees of companies from within the Southern Company system. The Company's sole investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England. At March 31, 1997 the Company had consolidated assets of (pound)1.721 billion ($2.831 billion).

       SWEB's two main business lines are the distribution of electricity and supply of electricity to approximately 1.3 million customers in its Franchise Area in southwest England. The distribution business and the supply business are distinct business segments and produced operating income of (pound)108 million ($178 million) and (pound)12 million ($20 million), respectively, in fiscal year 1997, representing substantially all of the Company's consolidated operating income in that fiscal year.

       SWEB's Franchise Area covers approximately 5,560 square miles extending from Bristol and Bath in the northeast, 188 miles southwest along the peninsula to Land's End and 28 miles beyond to the Isles of Scilly, and has a resident population of approximately 2.8 million. The south west of England, of which the Franchise Area forms the greater part, has benefitted from economic growth (as measured by Gross Domestic Product) which exceeded the UK average from 1991 through 1996 and has also benefitted from an average unemployment rate during calendar year 1996 of approximately 6.3% which was below the UK average of 7.5% according to a 1997 study by Cambridge Econometrics. The largest cities and towns in SWEB's Franchise Area are Bath, Bristol, Exeter, Plymouth and Taunton. Business activity is generally concentrated in the population centers around Bristol, Bath and Plymouth. The Bristol and Bath area is served by the M4 and M5 motorways, a strong rail network including a link between Bristol and London, and a commercial port at Avonmouth.

       The Company and SWEB have undertaken to make SWEB a more focused and competitive company concentrating on the main electricity businesses of distribution and supply. Several businesses not related to distribution and supply have been sold, and the remaining ancillary businesses have been redirected to focus on support for the main electricity businesses.

       The key goals which the Company and SWEB are pursuing include cost savings and improved customer service. The objective of cost savings is to increase profitability. Cost savings have been realized through programs of staff reduction and working with the unions on a program of job redesign leading to changes in work practices. The objective of improved customer service is to prepare for the increasingly competitive aspects of the supply business by building customer loyalty through responsiveness to customers' needs, and to meet and exceed the performance criteria established by the Regulator. Improvements in customer service are also being pursued in part through improvements in system performance, as measured primarily by reductions in customer minutes lost and overall number of outages.

Change of Government in the UK

       A possible significant change that could impact profitability relates to the election of a new Labour government on May 1, 1997. The Labour Party's election manifesto includes the commitment to introduce "a one-off windfall levy on the excess profits of the privatised utilities". The total amount of government revenue to be raised by the tax and the allocation of the tax between utilities is scheduled to be announced as part of the government's budget in early July, 1997. There can be no assurance that the introduction of a windfall tax or other taxes or policies of the new government will not adversely affect the Company.

Overview of the Electric Utility Industry in Great Britain

       In 1990, the electric utility industry in Great Britain was privatized, and SWEB was created along with the other 11 RECs. In connection with the privatization, distribution assets in England and Wales, previously owned indirectly by Her Majesty's Government, were allocated among the RECs, licensing requirements were established for the RECs and price controls were implemented in the areas of distribution and supply. In England and Wales, generation assets (other than nuclear facilities) were allocated to two generating companies, and the high voltage transmission assets were allocated to The National Grid Company plc ("NGC", which is wholly owned by NGG).

       The high voltage transmission system in England and Wales, which is generally referred to as the "national grid," carries the generated electricity in bulk from the power stations to the regional and local distribution systems. This transmission system is owned and operated by NGC.

       Distributors transfer electricity over their networks, generally at lower voltage than the national grid, from supply points on the national grid to final consumers. The distribution systems in England and Wales are owned by the 12 RECs. Virtually all customers in England and Wales are connected to the distribution system of the RECs and have no choice as to the distribution system from which they receive their electricity. Distribution prices charged by the RECs are regulated by the Distribution Price Control Formula.

       Suppliers sell electricity to end users. Each REC is required to have a PES license which authorizes it to supply electricity to any customers within its Franchise Area. Electricity customers fall into two categories, Franchise Supply Customers and Non-Franchise Supply Customers. Prices for supply of electricity to Franchise Supply Customers are regulated by the Supply Price Control Formula. Such price control is currently scheduled to expire on March 31, 1998, after which some form of price restraint is likely to apply for smaller customers at least for a transitional period. The franchise supply market is expected to be opened progressively over a six month period commencing April 1, 1998 to any competitors who have obtained the necessary license, which is generally referred to as a "second tier license." Non-Franchise Supply Customers may already be supplied by anyone who has obtained a second tier license. Such second tier suppliers, including SWEB, compete for business nationally and at prices determined by competitive bids or negotiation.

       At the time of privatization, the "Pool" was established for bulk trading of electricity in England and Wales between generators and suppliers. The Pool reflects two principal characteristics of the physical generation and supply of electricity from a particular generator to a particular supplier. First, it is not possible to trace electricity from a particular generator to a particular supplier. Second, it is not practicable to store electricity in significant quantities, creating the need for a constant matching of supply and demand. Subject to certain exceptions, all electricity generated in England and Wales must be sold and purchased through the Pool. All licensed generators and suppliers must become signatories to a pooling and settlement agreement, which governs the constitution and operation of the Pool and the calculation of payments due to and from generators and suppliers (the "Pooling and Settlement Agreement"). Prices for electricity are set by the Pool daily for each half hour of the following day based on the bids of the generators and a complex set of calculations matching supply and demand and taking account of system stability, security and other costs.

 SWEB's Main Businesses

 Distribution Business

       SWEB's distribution business is the ownership, management and operation of the electricity distribution network within SWEB's Franchise Area. The primary activity of the distribution business is the receipt of electricity from the national grid transmission system and its distribution to end users of electricity that are connected to SWEB's power lines. Virtually all electricity supplied (whether by SWEB's independent supply business or by other suppliers) to consumers in SWEB's Franchise Area is transported through its distribution network, thus providing SWEB with distribution volume that is stable from year to year. As a holder of a PES license, SWEB is subject to a price cap regulatory framework that provides economic incentives to increase the number of units of electricity distributed and to operate in a more cost-efficient manner.

       SWEB's distribution business has grown in both its customer base and in the number of units distributed, primarily reflecting economic growth in the south west of England. At March 31, 1997 SWEB had experienced a 5-year compound annual growth rate of 0.8% in customers and 1.5% in units distributed, respectively.

Strategy

       Since being acquired by the Company, SWEB has reviewed and refined its distribution strategy and has established key goals of cost savings and improved customer service.

       Staff reductions play a key role in cost savings. SWEB has implemented a plan of voluntary and other staff reductions to reduce the number of employees by 667 (mainly in the distribution business and representing 20% of staff at the time of the acquisition of SWEB by the Company), of which 603 net reductions occurred prior to March 31, 1997. Part of these reductions were made possible due to new work practices which SWEB has developed with the cooperation of SWEB's unions. Team restructuring in the engineering department and the establishment of multi-skilled independent field teams have been achieved. In addition, management restructuring has produced a flatter organizational structure by reducing management levels from seven to three.

       Improvements in customer service in the distribution business are part of SWEB's strategy and are expected to enable SWEB to meet or exceed the performance criteria established by the Regulator who is responsible for setting the performance standards of the RECs. SWEB believes that achieving these goals is important both for improving customer satisfaction and for maintaining good relations with the Regulator. Improvements in customer service are being pursued, in part, through improvements in system performance, measured primarily in terms of customer minutes lost and overall number of outages. To that end, several initiatives are being pursued including:

       eliminating the backlog of tree-trimming near distribution lines;

       implementing a program of network improvements that will create more dual routing;

       reordering the priorities of SWEB's capital expenditure program to focus on improving system reliability; and

       introducing a single-number telephone call center supported by new computerized information systems which allow employees at the call center (including advisory engineers) to initiate engineering work orders to satisfy customer needs for repairs or maintenance of the distribution network (implemented during 1996).

Customers

Most of SWEB's distribution customers are Franchise Supply Customers. This customer group consists predominantly of residential and small commercial consumers which provides SWEB a stable customer base. SWEB's fastest growing category of distribution customers, in terms of units distributed and revenues, is large commercial and small industrial customers. Commercial activity of SWEB's customers is mostly service based and includes financial services, electronics and technology-related businesses. SWEB also distributes electricity to industrial concerns in its Franchise Area. The principal activities of SWEB's largest distribution customers include china clay extraction, ship repair, fertilizer production, aerospace, defense engineering, cement and paper manufacturing and water supply. SWEB's 20 largest distribution customers in its Franchise Area accounted for 10.5% of total electricity distributed by SWEB in fiscal year 1997 in terms of units distributed, with no single customer exceeding 2.3% of total electricity distributed. The following table sets out details of SWEB's distribution customers, units distributed and distribution revenues.

Distribution Business
--------------------------------------------------------------------------------------------------------------------
                                    Distribution Customers                 Electricity Units Distributed  Revenues(5)
                                                            5 year     Volume     % of          5 year
                                 Number(1)  % of Total      CAGR(2)    Twh(3)     Total         CAGR(4)      % of Total
not more than 100kW............  1,313,690     99.78         0.83%      8.4         62          0.65%        80
above 100kW to 1MW.............      2,625      0.20         4.52       2.2         16          4.07         11
above 1MW......................        240      0.02         4.78       2.9         22          2.38          9
                                 ---------     -----         ----      ----        ---          ----         --
       Total                     1,316,555     100.0         0.84      13.5        100          1.54        100
                                 =========     =====         ====      ====        ===          ====        ===
---------------
(1)  At March 31, 1997.
(2)  Represents the compound annual growth rate ("CAGR") for the period from April 1, 1992 through March 31, 1997.
(3)  In terawatt hours for fiscal year 1997.
(4)  Represents the CAGR for the period from April 1, 1992 through March 31, 1997.
(5)  For fiscal year 1997.

Distribution Facilities

       Electricity is transported across the national grid transmission system at 400kv or 275kv to eight grid supply points within SWEB's distribution network, where it is transformed to 132kv and enters SWEB's distribution system. Electricity is also transported to two national grid supply points located in neighboring RECs' franchise areas, which are connected to SWEB's distribution system by overhead lines and underground cables. Substantially all electricity which enters SWEB's system is received at these ten grid supply points.

       At March 31, 1997, SWEB's electricity distribution network (excluding service connections to consumers) included overhead lines and underground cables at the operating voltage levels indicated in the table below:

                                                                       Overhead lines        Underground cables
Operating voltage:                                                     (Circuit miles)         (Circuit miles)
                                                                       ---------------        ---------------
132kv.............................................................           907                        37
33kv..............................................................         1,747                       610
11kv..............................................................        10,730                     3,911
6.6kv.............................................................            15                        77
480 or 415/240v...................................................         4,746                     6,985
                                                                          ------                    ------
     Total........................................................        18,145                    11,620
                                                                          ======                    ======

                                                 I-4

       In addition to the circuits referred to above, SWEB's distribution facilities also include approximately:

                                                                                                       Aggregate Capacity
                                                                                                           (mega Volt-
                                                                                    Number                    Amperes)
                                                                                   -------            -----------------
Transformers:
132kv/lower voltages                                                                  91                   5,348
33kv/11kv or 6.6kv                                                                   551                   7,510
11kv or 6.6kv/lower voltages (including 36,291 pole mounted transformers)         47,797                   6,536

Substations:
132kv/33kv                                                                            40
33kv/11kv or 6.6kv                                                                   309
11kv or 6.6kv/415v or 240v                                                        11,790

       Substantially all substations are owned in freehold, and most of the balance are held on leases which will not expire within 10 years.

       Electricity is received by customers at various voltages depending upon their requirements. At March 31, 1997, SWEB's distribution system was connected to over 1.3 million customers.

       Operation and control of SWEB's distribution system is continuously monitored and coordinated from a control center located in Exeter. A telecontrol system has been implemented to provide remote information gathering and to provide remote operation of 132kv and selected 33kv and 11kv switchgear.

Supply Business

       SWEB's supply business is selling electricity to end users, purchasing such electricity, primarily from the Pool, and arranging for its distribution to those end users. SWEB's supply business is comprised predominantly of supplying Franchise Supply Customers. In fiscal year 1997, these customers accounted for approximately 67% of all units of electricity supplied by SWEB. SWEB's exclusive right to supply these customers is scheduled to continue, subject to price regulation, until March 31, 1998, at which time competition to supply Franchise Supply Customers is scheduled to commence in phases over a six month period. Supply prices for these customers are currently regulated, and SWEB's costs of purchasing and delivering electricity and hedging the purchase price are collected from them on an actual cost basis.

       The market to supply Non-Franchise Supply Customers is fully competitive, principally with other RECs and the major generators. Non-Franchise Supply Customers are typically supplied through individual contracts with a duration of from one to two years with competitively bid or negotiated prices.

Strategy

       Since its acquisition by the Company, SWEB has completed a review of the supply market, established new goals for its supply business and adopted new strategies for achieving those goals. The key goals established are the retention of its current Franchise Supply Customers as supply customers after March 31, 1998 and the increase of SWEB's share of electricity supplied to Non-Franchise Supply Customers both inside and outside SWEB's Franchise Area.

       SWEB's strategy for retaining its Franchise Supply Customers is to build customer loyalty and to offer competitive prices. SWEB seeks to build customer loyalty by providing superior, responsive service in dealing with billing and other matters and providing other service enhancements. SWEB is revamping its marketing, sales and customer service operations under the direction of the

Executive Directors of SWEB who transferred from other companies within the Southern Company system, and are experienced in competitive electricity marketing.

     Initiatives in relation to the Franchise Supply Customers include:

     a single-number, local rate, telephone service call center (which has been in place since April 1996);

     improvements and enhancements to the billing and customer service system which will enable employees at the call center to act on or resolve customer billing and account inquiries on line during their calls (which has already begun and should be operational in 1998); and

     a restructuring of meter reading operations which should enable almost all meters to be read quarterly, thereby reducing estimated readings (which has already begun and is expected to be completed in 1997). In Great Britain, most meters are located within structures and meter readers are required to obtain access from occupants in order to read meters. As a result, actual readings are often obtained only on an annual or biennial basis.

      SWEB's strategy for expanding its market share of electricity sold to Non-Franchise Supply Customers both inside and outside its Franchise Area is to offer competitive pricing and, with respect to its Non-Franchise Supply Customers inside its Franchise Area, to build customer loyalty through the measures described above. Additional initiatives to support growth in market share in the Non-Franchise Supply Customer market include:

      the expanded use of account managers for Non-Franchise Supply Customers;

      increasing the number of proposals and bids made to customers and potential customers;

      development of an integrated contract customer sales, electronic registration and marketing system with full customer life-cycle management and tracking facilities (which was brought into service during February
      1997); and

      further enhancement of a competitive price setting system used to determine appropriate contract supply prices (which was completed in March
      1997).

Franchise Supply Market

       Under the terms of its PES license, SWEB currently holds the right to supply approximately 1.3 million Franchise Supply Customers within its Franchise Area. See "Business-General." During fiscal year 1997, sales to Franchise Supply Customers represented 67% of total units supplied by SWEB and produced 76% of SWEB's total supply revenues.

       The exclusive right to supply Franchise Supply Customers is scheduled to be phased out over a six month period commencing April 1, 1998, after which all supply customers will have the ability to choose their electricity supplier. SWEB intends to maintain its market share of these customers by providing superior customer service and competitive pricing. In fiscal year 1997, SWEB met or exceeded the Regulator's standards of performance targets for all of the services measured by the Regulator.

Non-Franchise Supply Market

       In addition to competing for Non-Franchise Supply Customers in its Franchise Area, SWEB holds a second tier license to compete with the RECs and other suppliers to provide electricity to Non-Franchise Supply Customers outside its Franchise Area. At the end of fiscal year 1997, SWEB had approximately 2,700 Non-Franchise Supply Customers, consisting primarily of large commercial and industrial accounts. Revenue from these customers during fiscal year 1997 accounted for 24% of total supply revenues. SWEB has achieved a significant increase in the number of Non-Franchise Supply Customers since the Company acquired SWEB.

SWEB's Other Business Activities

       SWEB also has ancillary business activities that support its main electricity distribution and supply businesses, including electricity generation and gas supply. SWEB owns generating assets with 24 MW of capacity used to back up the distribution network as well as minority investments in windfarms and a 7.7% interest in Teesside Power Limited, owner of a 1,875 MW combined cycle plant. SWEB has a 75% joint venture interest in a supplier of gas and derives small amounts of revenue from the lease of fibers within the fiber optic cables carried on its distribution network. SWEB also markets and develops property no longer used in the main electricity businesses.

Risk Management

       Because SWEB's distribution business does not involve the purchase and sale of electricity, SWEB's risk management efforts are focused on the supply business which is exposed to Pool price volatility.

       Regulations governing the franchise supply market permit the pass-through to customers of prudent costs which include the cost of arrangements such as contracts for differences ("CFDs") to hedge against Pool price volatility. CFDs are contracts predominantly between generators and suppliers which fix the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At the present time, SWEB's forecast franchise supply market demand for fiscal year 1998 is substantially hedged through various types of agreements including CFDs.

       The most common contracts for supply to Non-Franchise Supply Customers are for a twelve-month term and contain fixed rates. SWEB is exposed to two principal risks associated with such contracts: load shape risk (the risk associated with a shift in the customer's usage pattern, including absolute amounts demanded and timing of amounts demanded) and purchasing price risk (the cost of purchased electricity relative to the price received from the supply customer). SWEB employs risk management methods to maximize its return consistent with an acceptable level of risk. Generally load shape risk decreases as SWEB's portfolio of supply customers in the non-franchise supply market increases. SWEB hedges purchasing price risk by employing a variety of risk management tools, including management of its supply contract portfolio, hedging contracts and other means which mitigate risk of future Pool price volatility.

       SWEB's ability to manage its purchasing price risk depends, in part, on the future availability of properly priced risk management mechanisms such as CFDs. No assurance can be given that an adequate, transparent market for such products will in fact be available.

       SWEB is also investigating whether owning its own source of generation or contracting for such source or sources would be an appropriate method for partially managing purchase price risk, but no assurance can be given that such methods would be available to, or economically appropriate for, SWEB.

       The Company and SWEB utilize certain financial derivative contracts for the sole purpose of hedging business exposure in connection with fluctuations in interest rates and currency rates. Interest rate swaps are used to assure the stability of future interest charges, by effectively converting a portion of outstanding variable-rate debt into fixed rates. In addition, the US dollar liabilities associated with certain of the Company's and SWEB's debt are converted into pounds sterling by entering into foreign currency hedging contracts.

UK Environmental Regulation

       SWEB's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The Electricity Act obligates the President of the Board of Trade and Secretary of State for Trade and Industry to take into account the effect of electricity generation, transmission and supply activities upon the physical environment in approving applications for the construction of generating facilities and the location of overhead power lines. The Electricity Act requires SWEB to have regard to the desirability of preserving natural beauty and the conservation of natural and man-made features of particular interest, when it formulates proposals for development in connection with certain of its activities. The Company mitigates the effects its proposals have on natural and man-made features and is required to carry out an environmental assessment when it intends to lay cables, construct overhead lines or carry out any other development in connection with its licensed activities. SWEB also has produced an Environmental Policy Statement which sets out the manner in which it intends to comply with its obligations under the Electricity Act.

       The Environmental Protection Act 1990 addresses waste management issues and imposes certain obligations and duties on companies which handle and dispose of waste. Some of SWEB's distribution activities produce waste, but SWEB believes that it is in compliance with the applicable standards in such regard.

       Possible adverse health effects of EMFs from various sources, including transmission and distribution lines, have been the subject of a number of studies and increasing public discussion. The scientific research is currently inconclusive as to whether EMFs may cause adverse health effects. The only UK standards for exposure to power frequency EMFs are those promulgated by the National Radiological Protection Board and relate to the levels above which non-reversible physiological effects may be observed. SWEB fully complies with these standards. However, there is the possibility that the introduction and passage of legislation and change of regulatory standards would require measures to mitigate EMFs, with resulting increases in capital and operating costs. In addition, the potential exists for public liability with respect to lawsuits brought by plaintiffs claiming damages for adverse health effects caused by EMFs.

       SWEB believes that it has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against SWEB or the Company with respect to any environmental matter.

Employees

       At March 31, 1997, SWEB had 2,737 employees (2,647 full time equivalent) and the Company had no employees. Of SWEB's employees, 96% are represented by labor unions. All SWEB employees who are not party to a personal employment contract are subject to one of two collective bargaining agreements. One is called The Electricity Business Agreement, which covered 2,581 employees at March 31, 1997 (2,492 full time equivalent); it may be amended by agreement between SWEB and the unions and is terminable with 12 months notice by either side. The other is called the SWEB Data Collection Services Agreement, which covered 56 employees at March 31, 1997 (55 full time equivalent); it may be amended by agreement between SWEB and the unions and is terminable by written notice (with no period specified) by either side. SWEB believes that its relations with its employees are favorable. Legal proceedings concerning the

Electricity Supply Pension Scheme involving a company other than SWEB were taken. These proceedings may affect SWEB in the future. See "Item 3 - Legal Proceedings".

Item 2.    PROPERTIES

       The Company through a subsidiary of SWEB owns the freehold of its principal executive offices in Bristol. SWEB has both network and non-network land and buildings.

Network Land and Buildings

         At March 31, 1997 SWEB had freehold and leasehold interests in approximately 12,000 network properties, comprising principally substation sites. The recorded cost of total network land and buildings at March 31, 1997 was (pound)67 million.

Non-Network Land and Buildings

       At March 31, 1997 SWEB had freehold and leasehold interests in non-network properties comprising chiefly offices, former retail outlets, depots, warehouses and workshops. The recorded cost of total non-network land and buildings at March 31, 1997 was (pound)36 million.

       The number of properties in each category is:

                                            Freehold or
                                           Long Leasehold          Leasehold
                                           --------------          ---------
Depots..................................       35                      1
Offices.................................        8                      -
Surplus property(1).....................       83                     19
---------
(1) Largely unused retail sites. The number of freeholds is approximated.

       For a discussion of other properties and other assets of SWEB, see Item 1-"Business-SWEB's Main Businesses-Distribution Facilities."

Item 3.       LEGAL PROCEEDINGS

       The Company and SWEB are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in the aggregate. The Company is not a party to any material legal proceedings nor is it currently aware of any threatened material legal proceedings, except as described below.

       The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered on June 10, 1997. The High Court also granted the complainants leave to appeal to a higher court. No date has yet been set for any hearing in the higher court. If the complainants' appeal is successful either at the higher court or on a subsequent appeal to the House of Lords, it will have an adverse effect on SWEB. No payments are required until such challenge has been heard. It is not practical to make an estimate of the exposure at the present time.


 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

PART II

Item 5.       COMMON EQUITY MARKET

       There is no established public trading market for the Company's common stock, all of which is owned indirectly by Southern and PP&L Resources.

Item 6.       SELECTED FINANCIAL DATA

(In Millions)


                                                         Period from|
                                                         inception  |   Period from
                                                         (June 23,  |   April 1,
                                Fiscal     Fiscal        1995) to   |   1995 to        Fiscal          Fiscal        Fiscal
                                Year       Year          March 31,  |   September      Year            Year          Year
                                1997 (3)   1997 (3)      1996 (3)   |   17, 1995       1995            1994          1993
                                Successor  Successor     Successor  |   Predecessor    Predecessor     Predecessor   Predecessor
                               ---------   ---------    ---------   |  ----------     -----------     -----------    -----------
                              (pound)       $            (pound)    |   (pound)        (pound)        (pound)         (pound)
                                                                    |
Operating Revenues                848       1,395          481      |     299            776             808            892 (1)
Net Income                         55          90           59      |      24             94              88             78 (1)
Total Assets                    1,721       2,831        1,686      |     795            820             831            708
Long-term Debt                    301         495            -      |      95             95              92             87
Preferred Securities (2)           50          82            -      |       -              -               -              -
Common Dividend Declared           37          60          191      |      75             30              29             24

-------------
 (1) Operating revenues and net income for Fiscal Year 1993 have been determined under UK GAAP.

 (2) Company Obligated Mandatorily Redeemable Preferred Securities of Southern Investments UK Capital Trust I Holding Company Junior Subordinated Debentures. See Note 10 in the "Notes to the Financial Statements".

 (3) Successor periods are not comparable to predecessor periods due to acquisition related adjustments (including the revaluation of assets and liabilities) and to increases in debt as a result of the acquisition.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. The consolidated financial statements discussed in this Section are presented in accordance with US GAAP. Solely for the convenience of the reader, pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 1997 of $1.6448 = (pound)1.00; see Note 1 in the "Notes to the Financial Statements".

INTRODUCTION

Background

       The Company was incorporated as a public limited company under the laws of England and Wales in June 1995, as a vehicle for the acquisition of SWEB. In September 1995, the Company gained effective control of SWEB. The Company subsequently replaced SWEB's board of directors and certain senior managers with officers and employees of companies from within the Southern Company system. Total consideration for the acquisition was (pound)1.065 billion ($1.752 billion) excluding a special dividend of (pound)52 million ($85 million) paid by SWEB to its former shareholders (other than those whose shares the Company had purchased in the open market). Such dividend, when considered in aggregate with the final dividend of (pound)23 million ($38 million) paid in October 1995 in respect of fiscal year 1995, yields the (pound)75 million ($123 million) payment of pre-acquisition dividends disclosed in the financial statements located elsewhere in this document.

Accounting for the Acquisition

       The recorded assets and liabilities of SWEB immediately prior to the time the Company gained effective control of SWEB were (pound)855 million ($1,406 million) and (pound)515 million ($847 million), respectively. As a result of the purchase method of accounting, the amount of SWEB's assets recorded on the books of the Company was increased by (pound)927 million ($1,525 million) to their fair value of (pound)1.782 billion ($2.931 billion), and the amount of SWEB's liabilities recorded on the books of the Company was increased by (pound)385 million ($633 million) to their fair value of (pound)900 million ($1.480 billion). The increase in liabilities included the establishment of reserves totalling (pound)44 million ($72 million) related principally to staff reductions and the disposition of ancillary businesses. The resulting difference between the purchase price of (pound)1.065 billion ($1.752 billion) and the difference between the fair value of the assets acquired and the fair value of the liabilities assumed as well as the reserves established resulted in goodwill of (pound)183 million ($301 million).

       The unaudited pro forma information presented for fiscal year 1996 ("Pro Forma Fiscal Year 1996") consists of the historical results of operations of the Predecessor Company prior to the acquisition and the results of operations of the Successor Company subsequent to the acquisition, both of which have been adjusted for the effects of the acquisition as though it had taken place on April 1, 1995. The effects of the acquisition that are reflected in Pro Forma Fiscal Year 1996 include: (i) depreciation expense based on property, plant and equipment valued according to the purchase method of accounting as if the acquisition had occurred on April 1, 1995, (ii) amortization of goodwill valued according to the purchase method of accounting as if the acquisition had occurred on April 1, 1995, (iii) fair valuation of existing liabilities and the related interest expense as if the acquisition had occurred on April 1, 1995,
(iv) debt issued to finance the acquisition and the related interest expense as if the acquisition had occurred on April 1, 1995 and (v) recognition of pension fund surplus and the reduction of pension expense in the accounts of the Company.

       The information for Pro Forma Fiscal Year 1996 has been prepared for illustrative purposes only and, because of its nature, cannot give a complete picture of the Company's results of operations for that year had the transactions been consummated on the date assumed and does not project the

Company's financial position or results of operations for any future date or period. Unaudited amounts have been prepared based upon the audited consolidated financial statements of the Company, which have been prepared in accordance with US GAAP.

Significant Events

       During fiscal year 1996, the sale by SWEB of its shares in NGG and related actions produced a nonrecurring pre-tax gain of (pound)14 million over the fair value established at the time of the Company's acquisition of effective control of SWEB and resulted in net pre-tax cash flow of (pound)241 million. This followed a listing for the NGG shares on the London Stock Exchange. The listing was conditional upon the prior demerger of NGG's pumped storage electricity generation business ("PSB") in order for NGG to sell that business. PSB was sold in December 1995. SWEB had received (pound)36 million of its share of the total proceeds from that sale by the end of fiscal year 1996 and a further (pound)7 million by the end of fiscal year 1997. The fair value of this asset at acquisition was assessed at (pound)39 million. In fiscal year 1996 SWEB paid to the Company and the Company paid to Holdings a dividend of (pound)191 million which was made possible because of the proceeds from the sale of SWEB's interest in NGG. See Note 11 in the "Notes to the Financial Statements".

       SWEB has progressively withdrawn from its involvement in non-core businesses. Neither the contribution to SWEB's or the Company's operating income from the disposed businesses nor the effect of the dispositions on SWEB's or the Company's net income was material after taking into account the reserves established in connection with the acquisition. SWEB sold its appliance retailing business in June 1995; its appliance servicing business in February 1996; its creditor and warranty insurance business and electrical installation and contracting business in March 1996; and its interest in a cable television and telecommunications company in July 1996.

RESULTS OF OPERATIONS

       SWEB was acquired on September 18, 1995. Since that time the new management has undertaken certain restructuring and the level and cost of financing has changed significantly. The results for fiscal year 1996 have been presented on a pro forma basis to provide a comparison with fiscal year 1997.

Fiscal Year 1997 Compared with Pro Forma Fiscal Year 1996 Compared with Fiscal Year 1995

    Earnings

       Operating income decreased by (pound)4 million (3%) from (pound)129 million in the Pro Forma Fiscal Year 1996 to (pound)125 million in the fiscal year 1997. This decrease was due to a (pound)4 million decrease in operating income from the distribution business, a (pound)3 million decrease in operating income from the supply business, partly offset by a (pound)3 million increase in operating income from the ancillary businesses. Operating income decreased by (pound)10 million (7%) from (pound)139 million in fiscal year 1995 to (pound)129 million in Pro Forma Fiscal Year 1996. This decrease was due to a (pound)24 million increase in cost of sales, partially offset by a (pound)4 million increase in operating revenues and a (pound)10 million decrease in operating expenses.

       Net income increased by (pound)6 million (12%) from (pound)49 million in the Pro Forma Fiscal Year 1996 to (pound)55 million in the fiscal year 1997. This increase was primarily attributable to reduced after-tax interest expense of (pound)9 million resulting from the repayment during the second half of fiscal year 1996 of debt issued to finance the acquisition and increased gains on the sale of investments, offset by decreased operating income as described above. Net income decreased by (pound)45 million (48%) from (pound)94 million in fiscal year 1995 to (pound)49 million in Pro Forma Fiscal Year 1996. In addition to the factors discussed in the previous paragraph which reduced operating income, the decrease in net income was primarily due to increased after-tax interest expense of (pound)37 million principally due to debt issued for acquisition.

   Revenues

       Operating revenues increased by (pound)68 million (9%) from (pound)780 million in Pro Forma Fiscal Year 1996 to (pound)848 million in the fiscal year 1997 and increased by (pound)4 million (1%) from (pound)776 million in fiscal year 1995 as follows:

                                 Operating Revenues                          Operating Revenues
                              Increase (Decrease) from the            Increase (Decrease) from Fiscal
                              Pro Forma Fiscal Year 1996                 Year 1995 to Pro Forma Fiscal
                                to the Fiscal Year 1997                       Year 1996
                              -------------------------                --------------------------------
                                ((pound) millions, except %)             ((pound) millions, except %)
  Electricity distribution               (21)                                    (22)
  Electricity supply                      62                                       1
  Other                                    9                                      (3)
  Intra-business(1)                       18                                      28
                                         ---                                     ---
  Total operating revenues                68                                       4
                                         ===                                     ===
  Percentage change                        9%                                      1%

-------------
(1) Intra-business revenues relate to the elimination of intra-business revenues in consolidation, principally distribution sales to the supply business.

       Two factors determine the amount of revenues produced by the main electricity distribution business: the unit price of the electricity distributed (which is controlled by the Distribution Price Control Formula) and the number of electricity units distributed. Following the Regulator's distribution price review in 1994, the Regulator reduced SWEB's allowable expected distribution revenues, effective beginning fiscal year 1996, by 14%, before an allowed increase for inflation. Subsequently, the Regulator announced a further distribution price reduction which has had and will continue to have the effect of reducing SWEB's allowable expected distribution revenues, effective beginning fiscal year 1997, by a further 11%, before an allowed increase for inflation. In the fiscal year 1997, application of the Distribution Price Control Formula resulted in a reduction in SWEB's distribution revenues as compared to the Pro Forma Fiscal Year 1996. The number of units distributed depends on the demands of SWEB's customers for electricity. That demand varies based in part upon weather conditions and economic activity. Revenues from the distribution business decreased by (pound)21 million (8%) from (pound)252 million for the Pro Forma Fiscal Year 1996 to (pound)231 million for the fiscal year 1997 and also decreased by (pound)22 million (8%) from fiscal year 1995 as a result of the following factors:

                                                            Operating Revenues from           Operating Revenues from
                                                           Electricity Distribution             Electricity Distribution
                                                       Increase (Decrease) from the Pro     Increase (Decrease) from Fiscal
                                                            Forma Fiscal Year 1996            Year 1995 to Pro Forma
                                                            to the Fiscal Year 1997              Fiscal Year 1996
                                                       ------------------------------        ----------------------------------
                                                        ((pound) millions, except %)           ((pound) millions, except %)
Application of Distribution Price Control Formula.                  (19)                                  (20)
Sales growth                                                          1                                     9
Other revenue attributable to distribution business                  (3)                                  (11)
                                                                     --                                   ----
Total distribution revenues                                         (21)                                  (22)
                                                                    ===                                   ====
Percentage change                                                   (8%)                                  (8%)

       Two factors determine the amount of revenues produced by the supply business: the unit price of the electricity supplied (which, in the case of the Franchise Supply Customers, is controlled by the Supply Price Control Formula) and the number of electricity units supplied. Until April 1998, SWEB is expected to have the exclusive right to supply all Franchise Supply Customers in its Franchise Area.

       Franchise Supply Customers are generally residential/domestic and small commercial customers. The volume of unit sales of electricity for Franchise Supply Customers is influenced largely by the number of customers in the Franchise Area, weather conditions and prevailing economic conditions. Unit sales to Non-Franchise Supply Customers are determined primarily by the success of the supply business in entering into contracts to supply customers with electricity.

       Revenues from the supply business increased by (pound)62 million (9%) from (pound)726 million for the Pro Forma Fiscal Year 1996 to (pound)788 million for the fiscal year 1997. In the fiscal year 1997, the number of electricity units supplied increased by 23% but total revenues produced by the supply business increased by only 9%, because a majority of the increase in total units supplied was to Non-Franchise Supply Customers, who are the larger energy users charged at generally lower average unit prices than those charged to Franchise Supply Customers. Within the franchise market, the number of electricity units increased by 1%, offset by a reduction in allowable income as set by the Supply Price Control Formula. Revenues from the supply business increased by (pound)1 million from (pound)725 million in fiscal year 1995 to (pound)726 million in Pro Forma Fiscal Year 1996. This increase reflects an increase of (pound)11 million in revenues from the franchise supply market which offset a (pound)10 million reduction in revenues from the non-franchise supply market which was primarily due to lower unit sales. The (pound)11 million increase was the result of an overall increase in unit sales to supply customers and application of the Supply Price Control Formula which resulted in an upward inflation adjustment that exceeded the downward regulatory factor adjustment.

       Intra-business eliminations for fiscal year 1997 decreased by (pound)18 million (7%) from Pro Forma Fiscal Year 1996 which decreased by (pound)28 million (10%) from fiscal year 1995 primarily as the result of the decrease in revenues from the distribution business described above.

   Cost of Sales

       Cost of sales increased by (pound)90 million (18%) from (pound)504 million in the Pro Forma Fiscal Year 1996 to (pound)594 million in the fiscal year 1997. This increase was principally the result of an increase in the supply business cost of sales of (pound)68 million reflecting an increase in purchases of electricity to supply the increase in unit sales as discussed above. Cost of sales increased by (pound)24 million (5%) from (pound)480 million in fiscal year 1995 to (pound)504 million in Pro Forma Fiscal Year 1996. This increase is principally the result of an increase in the supply business energy purchase costs of (pound)20 million.

   Operating Expenses

       Operating expenses decreased by (pound)18 million (12%) from (pound)147 million in the Pro Forma Fiscal Year 1996 to (pound)129 million in the fiscal year 1997. This decrease was primarily due to a (pound)4 million decrease in maintenance costs and a (pound)15 million decrease in selling, general and administrative costs, which were partially offset by a (pound)1 million increase in depreciation and amortization resulting from the application of the purchase method of accounting.

       The decrease in selling, general and administrative costs included a decrease in certain classes of computer software development costs which were expensed during the first half of Pro Forma Fiscal Year 1996 but which were capitalized subsequently, having satisfied the criteria for capitalization under the Company's accounting policy (see Note 1 to the "Notes to the Financial Statements"). The decrease in selling, general and administrative costs also included a decrease in labor costs resulting from a reduction in personnel.

       Operating expenses decreased by (pound)10 million (6%) from (pound)157 million in fiscal year 1995 to (pound)147 million in Pro Forma Fiscal Year 1996. This decrease was principally due to a reduction in severance costs of (pound)6 million as a result of providing for severance costs under the purchase method of accounting at the acquisition date and a net decrease in certain classes of computer software development costs which were expensed during fiscal year 1995 but were capitalized in Pro Forma Fiscal Year 1996, partially offset by an increase in net pension costs and an increase in depreciation and amortization expense.

   Interest Expense

       Interest expense decreased by (pound)14 million from (pound)66 million in the Pro Forma Fiscal Year 1996 to (pound)52 million in the fiscal year 1997, principally as a result of the financing costs associated with the amount of debt issued for the acquisition. Interest expense for Pro Forma Fiscal Year 1996 reflects interest expense recorded in connection with the acquisition as if the acquisition had occurred on April 1, 1995, and had been 100% financed with short-term borrowings at an interest rate of 6% per year. However, in the fiscal year 1997, the Company benefitted from the retirement of (pound)96 million of debt and the conversion of (pound)500 million of debt to equity during the second half of fiscal year 1996. The weighted average balance of debt outstanding during the fiscal year 1997 was (pound)623 million at a weighted average interest rate of 8.3% compared to (pound)876 million at 7.5% during the Pro Forma Fiscal Year 1996.

       Interest expense increased by (pound)55 million from (pound)11 million in fiscal year 1995 to (pound)66 million in Pro Forma Fiscal Year 1996 principally as a result of the financing costs associated with the increased amounts of debt issued for acquisition. Interest expense for Pro Forma Fiscal Year 1996 reflects interest expense recorded in connection with the acquisition as if the acquisition had occurred on April 1, 1995 and had initially been 100% financed with short term borrowings at an interest rate of 6% per year. In the second half of Pro Forma Fiscal Year 1996, the Company converted (pound)500 million of debt to equity. The weighted average balance of debt outstanding during the Pro Forma Fiscal Year 1996 was (pound)876 million at a weighted average interest rate of 7.5% compared to (pound)93 million at 11.9% during fiscal year 1995.

   Gain on Sale of Investments

       Gains on the sale of investments increased by (pound)6 million from no gain in the Pro Forma Fiscal Year 1996 to (pound)6 million in the fiscal year 1997. This increase was principally attributable to additional proceeds of (pound)4 million relating to the demerger of the PSB associated with the sale of NGG. See "Significant Events".

   Income Taxes

       Income taxes increased by (pound)6 million from (pound)26 million in the Pro Forma Fiscal Year 1996 to (pound)32 million in the fiscal year 1997. Income taxes decreased by (pound)24 million from (pound)50 million in fiscal year 1995 to (pound)26 million in Pro Forma Fiscal Year 1996. The increase and decrease, respectively, were primarily attributable to an increase/decrease in pre-tax income.

Future Earnings Potential

       The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including the success of the implementation of reorganization plans, future regulatory price reviews and the level of energy sales growth in the electricity supply business.

       The largest portion (approximately 86%) of SWEB's operating income is derived from its distribution business essentially the operation and maintenance of the electricity network in its Franchise Area in south west England. SWEB is the only distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's Franchise Area.

       The supply market is subject to change as it is currently partially open to competition and competition is scheduled to be extended to the remaining customers (largely domestic and small commercial) after March 31, 1998.

       Two possible major impacts on future earnings are a court ruling related to a pension matter and the windfall tax expected to be introduced by the Labour government. See Notes 2 and 4, respectively, in the "Notes to the Financial Statements" herein for discussion of these matters. Additionally, other contingencies, including the possibility of changes in the valuation of the Teesside contract, and other matters that may affect future earnings potential are discussed in Notes 3 and 4.

FINANCIAL CONDITION

Overview

       Substantial changes in the Company's financial condition during the fiscal year 1997 were the addition by SWEB of approximately (pound)69 million in property, plant, and equipment, largely in respect of the distribution network; the issuance of $500 million of bonds; the issuance of $82 million of mandatorily redeemable preferred securities; and the introduction of a commercial paper program. The funds required for the plant additions were derived primarily from operations. It is expected that SWEB's capital requirements in the foreseeable future for investment in property will be generated from operating activities. The funds from the issuance of debt were used to retire short-term debt.

       Demand for electricity in Great Britain, in general, and in SWEB's Franchise Area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. SWEB balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

       The Company's sole investment and only significant asset is the entire share capital of SWEB. The Company is therefore dependent upon dividends from SWEB for its cash flow. SWEB can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its supply and distribution businesses as required by its regulatory license. The Company believes that currently sufficient distributable reserves will exist at SWEB to allow for any and all cash flow generated at SWEB through operations to be distributed to the Company through dividends to the Company. In the UK, the Accounting Standards Board currently has a discussion paper reviewing the treatment of deferred income tax accounting to be required in the future; SWEB's distributable reserves could be significantly reduced by this matter.

Financing Activities

       In November 1996, the Company issued $500 million Senior Notes in the US, the proceeds of which were used to reduce short-term bank loans in the UK. Some $168 million of the Senior Notes are due for redemption in 2001 and $332 million in 2006; the Senior Notes are at rates of 6.375% and 6.8%, respectively. The Company entered into currency swap transactions that effectively convert the US dollar obligations of the Senior Notes into pounds sterling obligations, with a nominal value of (pound)300 million.

       SWEB has established a commercial paper program in the US, first utilized in February 1997 to reduce short-term bank loans. The maximum available under the program, which is fully supported by a swingline facility provided by a syndicate of banks, is $520 million. The amount not utilized at March 31, 1997 was $117 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each issue under this program.

       The Company and SWEB have entered into agreements that effectively swap into fixed rates, (pound)150 million of SWEB's variable-rate debt, for periods of between 7 and 15 years.

       In January 1997, Southern Investments UK Capital Trust I (the "Trust"), a statutory business trust formed under the laws of the State of Delaware and established for the sole purpose of issuing its own securities and investing the proceeds thereof in the 8.23% subordinated debentures issued by the Company and scheduled to mature on February 1, 2027, sold $82 million of its 8.23% preferred securities. The Company guarantees the Trust's obligations under the preferred securities. The proceeds received by the Company from the sale of the preferred securities were used in part to repay short-term bank loans. The Company has also entered into foreign currency swap contracts to hedge the currency risk associated with the interest and principal on the preferred securities, by swapping the US dollar liabilities back to pounds sterling for the period to February 2007. The nominal value of the swapped liabilities is (pound)50 million.

Sources of Capital

       To meet short-term cash needs and contingencies, the Company and SWEB together had at March 31, 1997 approximately (pound)3 million of cash and cash equivalents, $520 million of unused committed lines of credit (as standby for the commercial paper program) and (pound)120 million of other unused committed lines of credit with banks. Subsequent to March 31, 1997, SWEB has increased the amount of committed lines of credit with banks. At March 31, 1997 the Company and SWEB together had short-term debt of (pound)284 million largely payable to investors in the commercial paper program in the US.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Southern Investments UK plc and Subsidiaries (Successor Company) and South
 Western Electricity plc and Subsidiaries (Predecessor Company)

Index to the Consolidated Financial Statements


                                                                                                     Page
     Management's Report...........................................................................  II-10
     Report of Independent Public Accountants*.....................................................  II-11
     Report of Independent Auditors *..............................................................  II-12
     Consolidated Statements of Income.............................................................  II-13
     Consolidated Statement of Changes in Stockholder's Equity.....................................  II-14
     Consolidated Statements of Cash Flows.........................................................  II-15
     Consolidated Balance Sheets...................................................................  II-16
     Notes to the Consolidated Financial Statements................................................  II-18



*Change of Auditors.

Following acquisition, there was a change in the auditors of SWEB.  See Item 9.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)

MANAGEMENT'S REPORT
1997 Annual Report

       The management of the Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

       The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that books and records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

       The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

       Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

       In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company in conformity with generally accepted accounting principles in the United States.







/s/ Richard J. Pershing         /s/ Carson B. Harreld
    Richard J. Pershing             Carson B. Harreld
    Chief Executive Officer         Chief Financial and Accounting Officer


June 24, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors of Southern Investments UK plc:


       We have audited the accompanying consolidated balance sheets of SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES (the "Company" being a company incorporated in England and Wales) as of March 31, 1997 and 1996, the related consolidated statements of income, changes in stockholder`s equity and cash flows for the year ended March 31, 1997 and from inception (June 23, 1995) to March 31, 1996. In addition we have audited the accompanying consolidated statements of income, changes in stockholder's equity, and cash flows of SOUTH WESTERN ELECTRICITY plc and SUBSIDIARIES for the period from April 1, 1995 to September 17, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Investments UK plc as of March 31, 1997 and 1996 and the consolidated results of its operations, changes in stockholder's equity and cash flows for the year ended March 31, 1997 and for the period from inception (June 23, 1995) to March 31, 1996, and the consolidated results of the operations, changes in stockholder's equity, and cash flows of South Western Electricity plc for the period from April 1, 1995 to September 17, 1995, in conformity with generally accepted accounting principles in the United States.





/s/ Arthur Andersen
ARTHUR ANDERSEN
Bristol, England

June 24, 1997

REPORT OF INDEPENDENT AUDITORS




To the Board of Directors of South Western Electricity plc:

       We have audited the accompanying consolidated statements of income, changes in stockholder's equity and cash flows of SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (Predecessor Company) for the year ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with United Kingdom auditing standards which do not differ in any significant respect from those generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of South Western Electricity plc and subsidiaries for the year ended March 31, 1995 in conformity with accounting principles generally accepted in the United States.




/s/ Ernst & Young
ERNST & YOUNG
Chartered Accountants
Bristol, England

August 27, 1996

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
FOR THE YEAR ENDED MARCH 31, 1997, AND FOR THE PERIOD FROM INCEPTION (JUNE 23, 1995) TO MARCH 31, 1996

SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
FOR THE PERIOD ENDED APRIL 1, 1995 TO SEPTEMBER 17, 1995 AND FOR THE YEAR ENDED MARCH 31, 1995


CONSOLIDATED INCOME STATEMENTS

(In Millions)
                                                              1997         1997                                       1995
                                                                                        Inception  |  April 1,
                                                                                        (June 23,  |  1995
                                                                                        1995) to   |  to September
                                                                                        March 31,  |  17, 1995
                                                                                        1996 (1)   |  (1)
                                                              Successor    Successor    Successor  |  Predecessor     Predecessor
                                                              ---------    ---------    ---------  |   -----------    -----------
                                                              (pound)        $            (pound)  |     (pound)         (pound)
                                                                                                   |
OPERATING REVENUES                                                 848        1,395          481   |        299             776
COST OF SALES                                                      594          977          318   |        186             480
                                                               -------      -------      -------   |    -------         -------
GROSS MARGIN                                                       254          418          163   |        113             296
                                                               -------      -------      -------   |    -------         -------
OPERATING EXPENSES:                                                                                |
    Maintenance                                                     35           57           21   |         18              45
    Depreciation and amortization                                   43           71           22   |         15              31
    Selling, general and administrative                             51           84           34   |         40              81
                                                               -------      -------      -------   |    -------         -------
              Total operating expenses                             129          212           77   |         73             157
                                                               -------      -------      -------   |    -------         -------
              Operating income                                     125          206           86   |         40             139
                                                               -------      -------      -------   |    -------         -------
OTHER INCOME (EXPENSE):                                                                            |
    Interest income                                                  2            3            7   |          2               7
    Interest expense                                               (52)         (86)         (28)  |         (5)            (11)
    Gain on sale of investments                                      6           10           14   |          -               -
    Investment income                                                6           10            -   |          -              16
    Other, net                                                       -            -            2   |          1               -
                                                               -------      -------      -------   |     -------         -------
              Total other income(expense)                          (38)         (63)          (5)  |         (2)             12
                                                               -------      -------      -------   |    -------         -------
                                                                                                   |
INCOME BEFORE INCOME TAXES                                          87          143           81   |         38             151
PROVISION FOR INCOME TAXES                                          32           53           28   |         13              50
                                                               -------      -------      -------   |    -------         -------
                                                                                                   |
INCOME FROM CONTINUING OPERATIONS                                   55           90           53   |         25             101
                                                                                                   |
INCOME FROM DISCONTINUED OPERATIONS, net of income                                                 |
    tax effect of (pound)0                                           -            -            -   |         (1)              1
LOSS ON DISPOSAL OF DISCONTINUED                                                                   |
    OPERATIONS, net of income tax effect of                                                        |
    (pound) 4                                                        -            -            -   |          -              (8)
EXTRAORDINARY GAIN ON EARLY                                                                        |
    EXTINGUISHMENT OF DEBT, net of income tax                                                      |
     effect of (pound)3                                              -            -            6   |          -               -
                                                               -------      -------      -------   |    -------         -------
NET INCOME                                                  (pound) 55       $   90    (pound)59   | (pound) 24      (pound) 94
                                                            ==========      =======    =========   | ==========      ==========
-------------
(1)      See Note 14 for Details of Pro Forma Fiscal Year 1996.

The accompanying notes are an integral part of these statements.



SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
FOR THE YEAR ENDED MARCH 31, 1997, AND FOR THE PERIOD FROM INCEPTION
 (JUNE 23, 1995) TO MARCH 31, 1996

SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
FOR THE PERIOD ENDED APRIL 1, 1995 TO SEPTEMBER 17, 1995 AND FOR THE YEAR ENDED MARCH 31, 1995

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In Millions)


                                               Number of                    Ordinary        Share       Retained        Total
                                               Ordinary          Share      Shares of     Premium       Earnings/    Stockholders'
                                                Shares          Capital      50p Each      Account       (Deficit)      Equity
                                                (pound)         (pound)      (pound)       (pound)        (pound)       (pound)
                                               --------------------------------------------------------------------------------
   PREDECESSOR COMPANY

   Balance, March 31, 1994                          123            62             -             -           351             413

   Repurchase of own shares                         (12)           (6)            -             6          (103)           (103)
   Issue of share capital                             -             -             -             -             -               -
   Dividends (25p per share)                          -             -             -             -           (30)            (30)
   Net income                                         -             -             -             -            94              94
                                                   ----           ---           ---           ---         -----           -----
   Balance, March 31, 1995                          111            56             -             6           312             374

   Issue of share capital                             1             -             2             -             -               2
   Dividends:
      20p per share for 111 million shares            -             -             -             -           (23)            (23)
      65p per share for 81 million shares             -             -             -             -           (52)            (52)
   Net income                                         -             -             -             -            24              24
                                                  -----         -----           ---         -----         -----           -----
   Balance, September 17, 1995                      112            56             2             6           261             325
                                                  =====         =====           ===         =====         =====           =====


   SUCCESSOR COMPANY

   Balance, June 23, 1995                             -             -             -             -             -              -

   Net income                                         -             -             -             -            59             59
   Proceeds from sale of National Grid
     Holdings reflected as dividends
     (Note 12)                                        -             -             -             -          (191)          (191)
   Conversion of advances to equity
     (Note 12)                                      315           315             -             -             -            315
   Equity contribution (Note 12)                    185           185             -             -             -            185
                                                   ----          ----           ---           ---         -----          -----
Balance, March 31, 1996                             500           500             -             -          (132)           368

   Net income                                         -             -             -             -            55             55
   Dividends declared on common stock                 -             -             -             -           (37)           (37)
                                                   ----          ----           ---           ---         -----           ----
Balance, March 31, 1997                             500           500             -             -          (114)           386
                                                   ====          ====           ===           ===         =====          =====


The accompanying notes are an integral part of this statement.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY) FOR THE YEAR ENDED MARCH 31, 1997, AND FOR THE PERIOD FROM INCEPTION (JUNE 23, 1995)
TO MARCH 31, 1996

SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
FOR THE PERIOD ENDED APRIL 1, 1995 TO SEPTEMBER 17, 1995 AND FOR THE YEAR ENDED MARCH 31, 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

                                                                  1997         1997         Inception |   April 1,      1995
                                                                                            (June 23, |   1995 to
                                                                                            1995) to  |   September
                                                                                            March 31, |   17, 1995
                                                                                            1996      |
                                                                  Successor    Successor    Successor |  Predecessor    Predecessor
                                                                  ---------    ----------   --------- |  -----------    -----------
                                                                  (pound)        $           (pound)  |    (pound)        (pound)
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                 |
   Net income                                                          55           90            59  |        24               94
                                                                    -----        -----         -----  |     -----           ------
   Adjustments to reconcile net income to net cash                                                    |
       provided by operating activities:                                                              |
     Depreciation and amortization                                     43           71            22  |        15               31
     Gain on sale of investments                                       (6)         (10)          (14) |         -                -
     Gain on early extinguishment of debt                               -            -            (9) |         -                -
     Changes in assets and liabilities:                                                               |
      Receivables, net                                                (22)         (36)            6  |        32               (5)
      Accounts payable                                                (29)         (48)          (39) |        (7)               1
      Accrued income taxes                                             50           82             5  |        (3)              (5)
      Other, net                                                      (32)         (52)           (5) |         8              (16)
                                                                    -----        -----         ------ |     -----           ------
        Total adjustments                                               4            7           (34) |        45                6
                                                                    -----        -----         ------ |     -----           ------
        Net cash provided by operating activities                      59           97            25  |        69              100
                                                                    -----        -----         -----  |     -----           ------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                 |
   Consideration for purchase of SWEB paid to former                                                  |
       shareholders                                                     -            -        (1,023) |         -                -
   Capital expenditures                                               (70)        (115)          (37) |       (22)             (68)
   Loans to related parties                                            (2)          (3)            -  |        (3)               -
   Proceeds from property, plant and equipment sales                    7           11             -  |         5                1
   Purchases of investments                                             -            -             -  |       (28)             (66)
   Proceeds from sales of investments                                  17           28           270  |        26               66
                                                                    -----        -----         -----  |     -----           ------
        Net cash used in investing activities                         (48)         (79)        (790)  |      (22)              (67)
                                                                    -----        -----        ------  |    ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                 |
   Proceeds from advances from parent                                   -            -           315  |         -                -
   Capital contribution received                                        -            -           185  |         -                -
   Proceeds from issuance of notes                                      -            -           650  |         -                -
   Proceeds from issuance of bonds                                    300          494           597  |         -                -
   Repayment of notes and bonds                                         -            -          (696) |         -                -
   Change in short term borrowings                                   (366)        (602)            -  |       (23)              24
   Common shares purchased                                              -            -             -  |         -             (103)
   Issue of share capital                                               -            -             -  |         2                -
   Issue of mandatorily redeemable preferred securities                50           82             -  |         -                -
   Payment of preacquisition dividends                                  -            -           (75) |         -                -
   Payment of dividends                                               (12)        (20)          (191) |         -              (30)
                                                                   ------        ----          -----  |     -----           ------
        Net cash (used in) provided by financing activities           (28)        (46)           785  |       (21)            (109)
                                                                    ------       ----          -----  |     ------          ------
                                                                                                      |
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (17)        (28)           20  |        26              (76)
                                                                                                      |
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        20          33             -  |        27              103
                                                                     -----       -----         -----  |     -----           ------
                                                                                                      |
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    (pound)    3       $   5  (pound)   20  | (pound)53       (pound) 27
                                                              ============       =====  ============  |  ========       ==========
                                                                                                      |
SUPPLEMENTAL CASH FLOW INFORMATION:                                                                   |
   Cash paid for interest                                     (pound)   48       $  79    (pound) 21  | (pound) 5       (pound) 11
                                                              ============       =====    ==========  |  ========       ==========
   Cash  (received from) paid for income tax                  (pound)  (14)      $ (23) (pound)   26  | (pound) 6       (pound) 33
                                                              =============      =====  ============  |  ========       ==========
   Conversion of debt to equity                               (pound)    -       $   -  (pound)  315  | (pound) -       (pound)  -
                                                              ============       =====  ============  | =========       ==========
The accompanying notes are an integral part of these statements.


SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
CONSOLIDATED BALANCE SHEETS

MARCH 31, 1997 AND 1996


(In Millions)

        ASSETS                                                                               1997          1997           1996
        --------------------------------------------------------------------               ----------    ---------      ---------
                                                                                            (pound)     $             (pound)
        PROPERTY, PLANT, AND EQUIPMENT                                                       1,312       2,158          1,227
            Less accumulated depreciation                                                       59          97             20
                                                                                             -----      ------          -----
                          Property, plant, and equipment, net                                1,253       2,061          1,207
                                                                                             -----      ------          -----

        OTHER ASSETS
            Investments                                                                         19          31             22
            Prepaid pension cost                                                               105         173             95
            Goodwill, net of accumulated amortization of (pound)7 ($12) at
               March 31, 1997 and(pound)2 at March 31, 1996                                    176         289            173
                                                                                            ------       -----          -----
                          Total other assets                                                   300         493            290
                                                                                            ------       -----          -----

        CURRENT ASSETS:
            Cash and cash equivalents                                                            3           5             20
            Investments                                                                         18          30             26
            Receivables :
               Customer accounts, less provision for uncollectables of (pound)12
         ($20) at March 31, 1997 and(pound)17 at March 31, 1996                               120          197             95
               Other                                                                           12           20             20
                                                                                           ------       ------          -----
                          Receivables, net                                                    132          217            115
            Materials and supplies                                                              3            5              3
            Prepaid expenses                                                                   12           20             25
                                                                                           ------       ------          -----
                          Total current assets                                                168          277            189
                                                                                           ------       ------          -----
                          Total assets                                               (pound)1,721       $2,831   (pound)1,686
                                                                                      ============      ======   ============




The accompanying notes are an integral part of these balance sheets.


SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
CONSOLIDATED BALANCE SHEETS

MARCH 31, 1997 AND 1996


(In Millions)


STOCKHOLDER'S EQUITY AND LIABILITIES                                                       1997         1997         1996
                                                                                           ----         ----         ----
-----------------------------------------------------------------------------            (pound)         $          (pound)
STOCKHOLDER'S EQUITY
    Common stock, (pound)1 par value, 500,400,587 shares authorized, issued and
       outstanding                                                                          500          822          500
    Retained earnings (deficit)                                                            (114)        (187)        (132)
                                                                                         ------       ------        -----
              Total stockholder's equity                                                    386          635          368
                                                                                         ------       ------        -----

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SOUTHERN
    INVESTMENTS UK CAPITAL TRUST I HOLDING COMPANY JUNIOR SUBORDINATED DEBENTURES
    (Note 10)
                                                                                             50           82            -

NON-CURRENT LIABILITIES
    Long-term debt                                                                          301          495            -
    Deferred income taxes                                                                   377          620          352
    Provision for loss contracts (Note 4)                                                    69          114           62
    Other                                                                                    59           97           66
                                                                                         ------       ------        -----
              Total non-current liabilities                                                 806        1,326          480
                                                                                         ------       ------        -----

CURRENT LIABILITIES:
    Commercial paper                                                                        250          411            -
    Short-term borrowings                                                                    34           56          650
    Accounts payable                                                                         46           76           45
    Accrued income taxes                                                                     31           51           19
    Unearned revenue                                                                          5            8           10
    Common dividend declared                                                                 25           41            -
    Accrued interest                                                                          9           15            -
    Other                                                                                    79          130          114
                                                                                         ------       ------        -----
              Total current liabilities                                                     479          788          838
                                                                                         ------       ------        -----

COMMITMENTS AND CONTINGENT MATTERS
    (NOTES 2, 3 and 4)

              Total stockholder's equity and liabilities                           (pound)1,721      $2,831  (pound)1,686
                                                                                   ============       ======  ===========


The accompanying notes are an integral part of these balance sheets.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1997

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

       Southern Investments UK plc (the "Company") is a wholly-owned subsidiary of Southern Investments UK Holdings Limited ("Holdings") which is 75% owned indirectly by The Southern Company ("Southern") and 25% owned indirectly by PP&L Resources, Inc. The Company was incorporated as a public limited company under the laws of England and Wales on June 23, 1995 as a vehicle for the acquisition of South Western Electricity plc (together with its subsidiaries, "SWEB"). On September 18, 1995, the Company gained effective control of SWEB, having acquired approximately 84% of its shares (the "Acquisition"). Accordingly, the Company has designated September 18, 1995 as the effective date of the Acquisition (the "Acquisition Date"). Given that SWEB represents substantially all of the current operations of the Company, SWEB is considered the Predecessor Company (the "Predecessor Company"). All references in the financial statements to the Successor Company represent the Company and its subsidiaries and to the Predecessor Company represent South Western Electricity plc and its subsidiaries. See Note 7 for a further discussion of the Acquisition. The pro forma accounts for 1996 are based on the adjusted results for these two entities for the 12 months to March 31, 1996, as set out in Note 14.

       SWEB is one of the twelve regional electricity companies ("RECs") in England and Wales licensed to distribute, supply, and, to a limited extent, generate electricity. The RECs were created as a result of the privatization of the electricity industry in 1990 after the state owned low voltage distribution networks were allocated to the then existing twelve regional boards. SWEB's main business, the distribution and supply of electricity to customers in the south west of England, is regulated under the terms of SWEB's Public Electricity Supply license by the Office of Electricity Regulation ("OFFER").

Basis of Presentation

       The financial statements of the Company are presented in pounds sterling ((pound)) and in conformity with accounting principles generally accepted in the United States. The accompanying financial statements have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, SWEB is not subject to rate regulation, but, rather is subject to price cap regulation (Note 3) and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 contain deferred items which have not yet been included in rates charged to customers in compliance with the respective regulatory authorities, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying financial statements of the Company do not contain such deferrals.

       The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries and have been prepared from records maintained by SWEB in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company's ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method (Note 11).

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       Solely for the convenience of the reader, pounds sterling amounts have been translated into US dollars at the exchange rate of $1.6448 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1997. The following table sets out this rate for previous periods:

       Fiscal Year                               Period end     Average (1)          High          Low
       -----------                               ----------     -----------          ----          ---
                                                                ($ per (pound)1.00)
          1992.....................................  1.51           1.77            2.00          1.51
          1993.....................................  1.48           1.50            1.59          1.42
          1994.....................................  1.57           1.53            1.64          1.46
          1995.....................................  1.55           1.58            1.64          1.53
          1996.....................................  1.53           1.53            1.56          1.50
          1997.....................................  1.64           1.59            1.71          1.49

-------------
(1) The average of the Noon Buying Rates in effect on the last business day of each month during the relevant period.

Use of Accounting Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

       SWEB records revenue net of value added tax ("VAT") and accrues revenues for services provided but unbilled at the end of each reporting period. SWEB purchases power primarily from a market for the bulk trading of electricity (the "Pool").

       The Company has a diversified base of customers. No single customer or industry comprises 10% or more of revenues.

Cash and Cash Equivalents

       The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Property, Plant, and Equipment

       Property, plant, and equipment are recorded at fair market value as adjusted at the acquisition date in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations" ("APB No. 16"). Items capitalized subsequent to the Acquisition are recorded at original cost, which includes materials, labor, appropriate administrative and general costs, and the

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense.

       Depreciation of the recorded cost of depreciable property, plant, and equipment is provided by using primarily composite straight-line rates, which approximate 3.1% per year (2.5% per year for depreciable utility plant in service). Upon the retirement or sale of assets, the costs of such assets and the related accumulated depreciation are removed from the balance sheet and the gain or loss, if any, is included in income.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Information Technology Consultancy and Development Costs

       Significant information technology ("IT") consultancy and development costs are capitalized when they become technologically feasible and are amortized over their estimated useful economic life from the date of first use. Other IT consultancy and development costs are charged to income in the period in which they are incurred. This policy was adopted effective October 1, 1995 as the Company embarked on a significant program of investment and will be incurring significant development costs which are fundamental to the future performance of the business and which will benefit the business for a number of years. The Directors are of the opinion that in relation to the planned development costs to be incurred in the future, the policy followed by the Predecessor Company of writing off such costs to the Statement of Income does not give a fair reflection of the period over which the benefits will accrue. Prior to this change in accounting policy the Company expensed all IT consultancy and development costs as incurred. The effect of adopting this policy has resulted in the capitalization of (pound)5 million of costs in the year ended March 31, 1996 and (pound)11 million of costs in the year ended March 31, 1997.

Goodwill

       The Company amortizes costs in excess of fair value of net assets of the business acquired using the straight-line method over a period of 40 years. Recoverability (performed on the basis of undiscounted operating cash flow analysis) is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Goodwill shown in the accompanying consolidated financial statements relates to the acquisition of SWEB.

Investments

       The Company accounts for its current investments in accordance with SFAS No. 115, "Accounting for Investments for Certain Debt and Equity Securities." These investments represent investments in debt securities, which management classifies as available-for-sale securities in accordance with SFAS No. 115. The Company's long-term investments consist of investments accounted for using the cost method (See Note 11).

Income Taxes

       SFAS No. 109, "Accounting for Income Taxes," requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences.

Financial Instruments

       The Company uses financial instruments primarily to mitigate the risk of exposure to volatility in electricity prices and fluctuations in interest and foreign currency rates. Such instruments are accounted for as hedges, and accordingly, gains and losses are deferred and recognized over the same period as the item hedged (Note 8).

       The Company's carrying amount of financial instruments at both March 31, 1997 and March 31, 1996 was zero (Note 8).

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. RETIREMENT BENEFITS

Pension Plans

       SWEB has two pension plans, a defined benefit plan and a defined contribution plan.

Defined Contribution Plan

       The defined contribution plan was established in fiscal year 1994. The assets of the defined contribution plan are held and administered by an independent trustee. Contributions to the plan by SWEB on behalf of its employees were (pound)0.1 million ($0.2 million) for fiscal year 1997. Contributions in prior periods were not material.

Defined Benefit Plan

       SWEB participates in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the Electricity Supply Industry in the United Kingdom. Contributions to the plan by SWEB on behalf of its employees were (pound)0.6 million ($1.0 million) for fiscal year 1997, (pound)4.8 million for the period from inception (June 23, 1995) through March 31, 1996, (pound)3.7 million for the period from April 1, 1995 to September 17, 1995 and (pound)9.8 million for fiscal year 1995.

       In accordance with SFAS No. 87, as of the date of the Acquisition, the assignment of the purchase price to individual assets acquired and liabilities assumed includes the plan assets in excess of the projected benefit obligation. SWEB uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes. Amounts funded to the pension trust(s) are primarily invested in equity and fixed-income securities. SFAS No. 87 requires use of the "projected unit credit" actuarial method for financial reporting purposes.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table shows the actuarial results and assumptions for pension benefits as computed under SFAS No. 87 (in millions):

                                                       March 31,     March 31,      March 31,
                                                        1997          1997           1996
                                                       ------        --------       --------
Successor Company                                       pound)        $             (pound)

 Actuarial present value of benefit obligation
     Vested  benefits .............................      (493)         (811)          (488)
     Nonvested benefits............................        -             -              -
                                                         ----         -----           ----
   Accumulated benefit obligations ................      (493)         (811)          (488)
   Effect of future benefit obligations............       (37)          (61)           (37)
                                                         ----         -----           ----

 Projected benefit obligations.....................      (530)         (872)          (525)

    Less:
        Fair value of plan assets..................       641         1,055            642
          Prior service costs .....................         3             5              -
          Unrecognized net  gain ..................        (9)          (15)           (22)
                                                         ----         -----           ----

 Prepaid asset recognized in the consolidated
     balance sheets................................       105           173             95
                                                         ====         =====           ====

The weighted average rates assumed in the actuarial calculations were as follows:

                                                                      1997              1996    |       1995
                                                                      ----              ----    |       ----
                                                                   Successor         Successor  |    Predecessor
 Discount rate...........................................             8.50%             8.75%   |       8.75%
                                                                                                |
 Annual salary rate increase.............................             5.75%             6.00%   |       6.00%
                                                                                                |
 Long term rate of return on plan assets.................             9.50%             9.50%   |       9.50%

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


The components of the plan's net pension income are shown below (in millions):

                                                                                    Period from   |    Period from
                                                                                    inception     |    April 1,
                                                                                    (June 23,     |    1995 to
                                                                                    1995) to      |    September       Fiscal
                                                             Fiscal Year            March 31,     |    17, 1995        Year
                                                             1997                   1996          |                    1995
                                                             Successor              Successor     |    Predecessor     Predecessor
                                                             ---------             ------------   |    ------------    -----------
                                                                                                  |
                                                                                                  |
                                                                                                  |
                                                          (pound)     $            (pound)        |     (pound)          (pound)
 Benefits earned during the period...................         9         15             2          |         3                5
 Interest cost on projected benefit obligation.......        44         72            22          |        20               37
 Actual return on plan assets........................       (66)      (109)         (50)          |       (69)               -
 Net amortization and deferral.......................         9         15            22          |        42              (56)
                                                             --        ---            --          |       ---             ----
 Net pension income..................................        (4)       (7)           (4)          |        (4)             (14)
                                                             ===       ===           ===          |       ===             ====


Pensions Contingency

       The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered on June 10, 1997. The High Court also granted the complainants leave to appeal to a higher court. No date has yet been set for any hearing in the higher court. If the complainants' appeal is successful either at the higher court or on a subsequent appeal to the House of Lords, it will have an adverse effect on SWEB. No payments are required until such challenge has been heard. It is not practical to make an estimate of the exposure at the present time.

3. REGULATORY MATTERS

       OFFER controls the revenues generated by SWEB in its distribution and supply businesses by applying a price control formula, P + RPI -X (where X is currently 3% for distribution and 2% for supply), where P is the price level at the beginning of each new regulatory period, RPI is the change in the Retail Price Index and X is an adjustment factor determined by OFFER.

       In the distribution business, the Distribution Price Control Formula ("DPCR") is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Director General of Electricity Supply (the "Regulator"). At each review, the Regulator can require a one-time price reduction. An initial review by the Regulator of allowable income in the distribution business led to a reduction of the price level by 14% for SWEB starting April 1, 1995, followed by efficiency factors of X = 2% for each year until March 2000. On July 6, 1995, the Regulator announced the result of a further distribution price review which was precipitated by certain market events in the UK electric utility industry. For SWEB, such announcement meant a further real reduction of 11% in allowable distribution income for the twelve months from April 1, 1996, followed by an efficiency factor of X = 3% for each year until March 31, 2000, before an allowed increase for inflation.

       In the supply business, which is progressively being opened to competition, price regulation still applies to the market for customers with a demand of not more than 100kW. The calculation of the maximum supply charge is based on a Supply Price Control Formula, similar to the DPCR and is set for a four-year period. In 1993, OFFER announced the supply franchise market (i.e. with demand of not more than 100kW) income entitlement for the four-year period ending March 1998. A relatively small efficiency factor of X = 2% was applied to SWEB and is being offset by an allowance for both unit and customer growth. The non-franchise markets (above 1MW) were opened to full competition during

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

privatization in 1990; the non-franchise markets above 100kW were opened to full competition starting in April 1994. OFFER is currently undertaking a further Supply Price Control Formula review, effective from April 1, 1998; the result of their review is not expected to be announced before October, 1997.

4. COMMITMENTS AND CONTINGENT MATTERS

Power Purchase Agreements

       SWEB has entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1, 1993. The contract sets escalating electricity purchase prices at predetermined levels. The Company has recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent pool costs in that respective year. These costs have been discounted at an appropriate rate to their present value of (pound)69 million ($114 million) at March 31, 1997 and (pound)62 million at March 31, 1996. Over the past two years, the pool prices have been less than anticipated when the accrual was recognized. The Company is continuing to review the trend of pool prices and an adjustment to the provision may be required in the future.

       The Company has additional contracts with unaffiliated parties relating to the purchase of electricity, which expire by March 31, 1998, and contracts relating to the purchase of gas which expire by September 30, 1998, the terms of which are immaterial with respect to quantity and price, both annually and in the aggregate.

Operating Leases

       SWEB has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totalled (pound)4 million ($7 million) for the 1997 fiscal year, (pound)3 million for the period from inception (June 23, 1995) to March 31, 1996, (pound)3 million for the period from April 1, 1995 to September 17, 1995 and (pound)6 million for fiscal year 1995. Estimated minimum rental commitments for noncancelable operating leases were as follows at March 31, 1997 (in millions):

       Fiscal year
                                                          (pound)       ($)

          1998.......................................       3             5
          1999.......................................       2             3
          2000.......................................       1             2
          2001.......................................       1             2
          2002.......................................       1             2
          Thereafter.................................       7            11
                                                           --            --
         Total minimum payment.......................      15            25
                                                           ==            ==
 Labor Subject to Collective Bargaining Agreements

       Substantially all of SWEB's employees are subject to one of two collective bargaining agreements. Such agreements are ongoing in nature, and SWEB's employee participation level is consistent with that of the electric utility industry in Great Britain.

Change of Government in the UK

       On May 1, 1997 a new Labour government in the UK was elected. The Labour Party's election manifesto includes the commitment to introduce "a one-off windfall levy on the excess profits of privatised utilities". The total amount of government revenue to be raised by the tax and the allocation of the tax between utilities is scheduled to be announced as part of the government's budget in early July, 1997. There can be no assurance that the introduction of a windfall tax or other taxes or policies of the new government will not adversely affect the Company.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. SEGMENT REPORTING

       The Company is primarily engaged in two electric industry segments: distribution, which involves the transmission of electricity across its network and its transfer and delivery to its customers, and supply, which involves bulk purchase of electricity from the Pool and arranging for its sale and transfer to its customers. Intersegment sales primarily represent sales from distribution to supply for the use of the distribution network. Information about the Company's operations in these individual segments is detailed below (in millions):

Fiscal Year
1997 (Successor)                         Distribution        Supply          Other          Eliminations        Consolidated
----------------                         --------------    ----------      -----------      -------------      --------------
                                       (pound)   $         (pound)  $      (pound)   $     (pound)   $           (pound)   $


Operating revenues                       231    380       788    1,296      63    104     (234)    (385)         848     1,395
Operating income                         108    178        12       20       6     10       (1)      (2)         125       206
Total assets employed at period-end    1,481  2,436       133      219     107    176        -        -        1,721     2,831
Capital expenditures                      64    106         3        5       3      5       (1)      (2)          69       114


Inception (June 23, 1995) to
March 31, 1996 (Successor)               Distribution        Supply            Other        Eliminations        Consolidated
-----------------------------            --------------    ----------      -----------      -------------       -------------
                                          (pound)          (pound)           (pound)          (pound)            (pound)

Operating revenues                             147              450               33            (149)                  481
Operating income                                72               13                1               -                    86
Total assets employed at period-end          1,422              102              162               -                 1,686
Capital expenditures                            32                1                4               -                    37

April 1, 1995 to September 17, 1995
(Predecessor)                            Distribution        Supply            Other        Eliminations        Consolidated
------------------------------------     --------------    ----------      -----------      -------------       ------------
                                           (pound)         (pound)          (pound)             (pound)          (pound)

Operating revenues                             105              276               23            (105)                  299
Operating income                                42                2               (4)              -                    40
Total assets employed at period-end            537               54              289             (45)                  835
Capital expenditures                            19                -                2               -                    21

Fiscal Year
1995 (Predecessor)                       Distribution        Supply            Other        Eliminations        Consolidated
----------------                         --------------    ----------      -----------      -------------      --------------
                                          (pound)          (pound)           (pound)           (pound)              (pound)


Operating revenues                             274              725               57            (280)                  776
Operating income                               112               18               10              (1)                  139
Total assets employed at period-end            531               93              294             (49)                  869
Capital expenditures                            54                -               13               -                    67

       Included in "Other" above are insignificant operating subsidiaries of SWEB, as well as corporate activities and assets not allocated to specific segments (i.e. dividends, taxes, investments, and financing). With the exception of total assets employed, the values above exclude discontinued operations. The eliminations above primarily relate to internal sales from the distribution business to the supply business for the use of the network. Such sales are priced at rates applicable to SWEB and other suppliers operating in the SWEB Franchise Area.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. INCOME TAXES

       Details of the income tax provisions are as follows (in millions):


                                                                          Period from       |    Period from
                                                                          inception (June   |    April 1, 1995 to
                                                      Fiscal Year         23, 1995)         |    September 17,      Fiscal Year
                                                      1997                March 31, 1996    |    1995               1995
                                                      Successor           Successor         |    Predecessor        Predecessor
                                                      ----------          -------------     |    ---------------   ------------
                                                    (pound)    $            (pound)         |      (pound)            (pound)
         Provision for income taxes:                                                        |
           Currently payable                          21      35             12             |         10                 33
           Deferred                                   11      18             19             |          3                 13
                                                      --      --             --             |         --                 --
              Total provisions                        32      53             31             |         13                 46
                                                      ==      ==             ==             |         ==                 ==

       The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows (in millions):

                                                                                March 31,             March 31,
                                                                                   1997                  1996
                                                                                ---------             -----------
                                                                              (pound)    $               (pound)
         Deferred tax liabilities:
           Property, plant, and equipment basis differences....................   363   597                341
           Pensions............................................................    35    58                 32
                                                                                  ---   ---                ---
                   Total.......................................................   398   655                373
         Deferred tax assets:
                    Acquisition related accruals...............................    21    35                 21
                                                                                  ---   ---                ---

         Net deferred tax liabilities in consolidated balance sheet............   377   620                352
                                                                                  ===   ===                ===


     Reconciliations of the UK statutory rate to the effective income tax rate are as follows:

                                                                                Period from     |
                                                                                inception (June |   Period from
                                                                 Fiscal         23, 1995) to    |   April 1, 1995 to
                                                                 Year           March 31, 1996  |   September 17,      Fiscal Year
                                                                 1997           1996            |   1995               1995
                                                                 Successor      Successor       |   Predecessor        Predecessor
                                                                 ---------      --------------- |  -------------      ------------
                                                                                                |
         UK statutory rate                                          33%            33%          |        33%                33%
         Nondeductible amortization of goodwill.                     2              1           |         -                  -
         Other permanent differences                                 1              -           |         2                  -
                                                                   ---            ---           |       ---                ---
         Effective income tax rate                                  36%            34%          |        35%                33%
                                                                   ===            ===           |       ===                ===

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. ACQUISITION

       The acquisition of SWEB in the amount of (pound)1.065 ($1.752) billion was accomplished through the purchase of shares via both cash and non-cash consideration (see accompanying consolidated statement of cash flows) between July and November 1995. The Company purchased 30% of SWEB through open market purchases during July and August 1995. On August 31, 1995, the Company's offer to purchase all shares of SWEB was endorsed by its Directors. By September 18, 1995, the Company had gained effective control of approximately 84% of its shares, and, therefore, effective control of SWEB. It subsequently acquired the remaining shares.

       The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16. The purchase price of SWEB has been allocated to the underlying assets and liabilities based on estimated fair values at the acquisition date. The acquisition cost exceeded the fair market value of net assets acquired, including (pound)28 million ($46 million) of acquisition related costs, by (pound)183 million ($301 million) and is considered goodwill. The operating results of SWEB have been included in the Company's financial statements from the effective date of the acquisition. These values include revisions to the fair value estimates following review in September 1996. Provisional goodwill was stated at (pound)175 million at March 31, 1996.

       The following unaudited pro forma information has been prepared assuming that the acquisition had occurred at the beginning of the respective periods. This pro forma information includes adjustments for depreciation expense resulting from the fair valuation of the assets upon acquisition, amortization of goodwill resulting from the excess of the fair values of the assets minus liabilities over the purchase price, incremental interest expense resulting from the fair valuation of debt obligations upon acquisition, interest expense that would have been incurred to finance the acquisition as if they were incurred at the beginning of the period, and the exclusion of the Company's gain on sale of its investment in NGG and its acquisition bid defense costs. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the acquisition occurred at the beginning of the respective periods, nor is the information necessarily indicative of the results of operations which may occur in the future.

                                                       Pro Forma
                                              Fiscal Year Ended March 31
                                              --------------------------
                                                 1996                1995
                                               -------             ------
                                           (pound)   $        (pound)     $
Operating Revenues (in millions)               780    1,283        776    1,276
Net income (in millions)                        49       81         47       77

8. FINANCIAL INSTRUMENTS

       SWEB utilizes contracts for differences ("CFDs") to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. Such contracts allow the Company to effectively convert the majority of its anticipated Pool purchases from market prices to fixed prices. CFDs are in place to hedge a portion of electricity purchases on approximately 33,000 GWh through the year 2008. Accordingly, the gains and losses on such contracts are deferred and recognized as electricity is purchased. It is not possible to estimate the fair value of these contracts at present as the contract prices are based on future events, the effects of which currently are not estimable. Current CFD's have been entered into with UK Power Generators.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       Interest rate swaps are used by the Company to hedge its exposure to fluctuations in interest rates by allowing the Company to effectively convert its outstanding variable-rate debt into fixed rates. At March 31, 1997, sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totalling (pound)500 million ($822 million), resulted in an unrealized loss of (pound)2 million ($3 million).

       Foreign currency swaps contracts are used by the Company to hedge exposure to US dollar liabilities in respect of outstanding debt. At March 31, 1997, currency hedging swaps expiring between 2001 and 2007 with notional amounts totalling (pound)350/$582 million, resulted in an unrealized loss of (pound)11 million ($18 million).

       The cash flows relating to interest rate and foreign currency swaps are included within the cost of the related debt on the cash flow statement.

       The fair value of the swaps is estimated using pricing models which provide the present value of the difference between the contracted swap rates and market interest rates over the remaining life of the swaps and represent the amounts payable to terminate the swaps at March 31, 1997. Should the Company terminate the swaps, the gain or loss on termination would be deferred and amortized to interest expense over the period of the related debt.

     The Company is exposed to losses in the event of nonperformance by counterparties to its CFDs, interest rate swaps and currency hedging contracts. To manage this credit risk, the Company selects counterparties based on their credit ratings, limits its exposure to any one counterparty under defined guidelines, and monitors the market position of the programs and its relative market position with each counterparty

9. CAPITAL BUDGET

       The Company's capital expenditure for fiscal year 1997 was (pound)69 million ($114 million); for fiscal years 1998 and 1999 capital expenditures are estimated to be (pound)67 million ($110 million) and (pound)69 million ($114 million) respectively. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above statement because of numerous factors. The factors include: changes in business conditions; revised load growth projections; change in regulatory requirements; and increasing costs of labor, equipment, and materials.

10. FINANCING

       In November 1996, the Company issued $500 million Senior Notes in the US, the proceeds of which were used to reduce short-term bank loans in the UK. Some $168 million of the Senior Notes are due for redemption in 2001 and $332 million in 2006; the Senior Notes are at rates of 6.375% and 6.8% respectively. The Company entered into currency swap transactions that effectively convert the US dollar obligations of the Senior Notes into pounds sterling obligations, with a nominal value of (pound)300 million.

       SWEB has established a commercial paper program in the US, first utilized in February 1997 to reduce short-term bank loans. The maximum available under the program, which is fully supported by a swingline facility provided by a syndicate of banks, is $520 million. The amount not utilized at March 31, 1997 was $117 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each issue under this program.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       The Company and SWEB have entered into agreements that effectively swap into fixed rates, (pound)150 million of SWEB's variable-rate debt, for periods of between 7 and 15 years.

       In January 1997, Southern Investments UK Capital Trust I (the "Trust"), a statutory business trust formed under the laws of the State of Delaware and established for the sole purpose of issuing its own securities and investing the proceeds thereof in the 8.23% subordinated debentures issued by the Company and scheduled to mature on February 1, 2027, sold $82 million of its 8.23% preferred securities. The Company guarantees the Trust's obligations under the preferred securities. The proceeds received by the Company from the sale of the preferred securities were used in part to repay short-term bank loans. The Company has also entered into foreign currency swap contracts to hedge the currency risk associated with the interest and principal on the preferred securities, by swapping the US dollar liabilities back to pounds sterling for the period to February 2007. The nominal value of the swapped liabilities is (pound)50 million. The Company owns all of the common securities of the Trust, all of the assets of which are the aforementioned subordinated debentures of the Company in the aggregate principal amount of $84.5 million. The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's payment obligations with respect to the preferred securities.

     During the period from inception (June 23, 1995) to March 31, 1996, the Company recorded an extraordinary gain of (pound)6 million ($10 million), net of taxes, on the early extinguishment of UK government debt; this debt had been allocated to SWEB at privatization. At the acquisition date, a fair value had been allocated to this debt. The Company subsequently had opportunity to make an offer to redeem the debt below its fair value as a result of changes in circumstances not anticipated by SWEB.

11. SALE OF INVESTMENTS

       The Company's long-term investments accounted for under the cost method consist of its 7.69% ownership of Teesside (Note 4), the fair value of which is not readily determinable. The Company's short-term investments are classified as available-for-sale under SFAS No. 115, the fair value of which approximated cost at March 31, 1997.

       During fiscal year 1996, SWEB sold its share of The National Grid Holding plc ("NGH") into the market, following the listing of the NGH shares on the London Stock Exchange on December 11, 1995. At the Acquisition Date, the eventual listing of shares in NGH was not certain as it required numerous actions by the 12 RECs, NGH and the UK government followed by the consent of the shareholders given at meetings of each of the 12 RECs on the terms of a listing. Regardless of the outcome of the above uncertainties, the Company intended to retain its investment even if such listing did ultimately occur. Accordingly, management determined that it had all the facts necessary to complete a calculation of the fair value of its long term investment in NGH, and it utilized a discounted cash flow methodology to determine the asset's fair value shortly after the Acquisition Date in accordance with APB No. 16. The Company's valuation of (pound)199 million ($327 million) was within the range of independent appraisals of NGH performed during the same period.

       Subsequent to the Acquisition Date, certain facts and circumstances changed which increased the value of the Company's investment in NGH. First, the listing of shares was structured in a manner found acceptable by the shareholders of each of the RECs, thereby transforming the Company's illiquid investment into a liquid investment. Additionally, while the Company viewed its investment in NGH as long-term in nature at the Acquisition Date, the acquisition of SWEB and the acquisition of several RECs subsequent to the Acquisition Date caused the UK government to be concerned that the listing of NGH would not result in NGH being broadly held by the public and that the NGH would be controlled by the holding companies that had acquired, or announced plans to acquire, RECs. As such, at the insistence of the UK government, each REC, including SWEB, agreed to dispose of its investment in NGH within one year of the listing and that such shares could not be retained by a REC's parent holding company, such as the Company.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       SWEB disposed of its shares over a period of approximately two months through a series of market transactions. The net proceeds of such sales were (pound)201 million ($331 million) resulting in a pretax gain of (pound)14 million ($23 million). Further proceeds of (pound)12 million were received from the sale of shares transferred to SWEB's former shareholders and brought the total proceeds received to (pound)213 million. This gain is nonrecurring in nature as it is the result of changes in circumstances after the fair valuation of the investment in NGH resulting from the application of APB No. 16 which valuation was finalized shortly after the Acquisition Date.

       The offering of NGH was conditional on the prior demerger of NGH's Pumped Storage Business ("PSB") which was completed in November 1995. The fair value of SWEB's holdings at acquisition in PSB was assessed at (pound)39 million ($64 million). PSB was subsequently sold. At March 31, 1997, proceeds of (pound)43 million ($71 million) had been received; a gain of (pound)4 million ($7 million) has been recognized in fiscal year 1997.

12. COMMON STOCKHOLDER'S EQUITY

       As discussed in Note 7, the Company obtained effective control of SWEB on September 18, 1995. During October 1995, (pound)315 million ($518 million) of advances from the parent of the Company were converted to share capital, an equity contribution of (pound)185 million ($304 million) was received from the parent of the Company, and a combination of short-term and long-term debt financing was obtained to facilitate the payment of the former shareholders. These transactions are reflected in the consolidated statements of cash flows.

       Dividends in the amount of (pound)191 million ($314 million) were declared and paid by the Company during the period ending March 31, 1996 as proceeds from the sale of the Company's shares in NGH (Note 11) provided cash in addition to that provided from operations during the period.

       The Company's sole investment and only significant asset is the entire share capital of SWEB. The Company is therefore dependent upon dividends from SWEB for its cash flow. SWEB can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its supply and distribution businesses as required by its regulatory license. The Company believes that currently sufficient distributable reserves will exist at SWEB to allow for any and all cash flow generated at SWEB through operations to be distributed to the Company through dividends to the Company. In the UK, the Accounting Standards Board currently has a discussion paper reviewing this treatment of deferred income tax accounting to be required in the future; SWEB's distributable reserves could be significantly reduced by this matter.


13. SUBSEQUENT EVENTS

       On May 1, 1997 a new Labour government in the UK was elected and on June 10, 1997 a UK Court ruling on a pensions matter was announced. See Notes 4 and 2 respectively.

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14. UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME FOR THE 12 MONTHS ENDED MARCH 31, 1996

       The following unaudited pro forma statement of income from continuing operations is based upon the audited consolidated statement of income for the period from inception (June 23, 1995) to March 31, 1996 of the Successor Company and the audited consolidated statement of income of the Predecessor Company for the period from April 1, 1995 to September 17, 1995, adjusted to reflect the items described in notes (1) to (5) below as if the purchase business combination had occurred at the beginning of the period.

                              (In Millions)
                              ---------------------------------------------------------------------------------------------------
                                                       |
                             Successor Period          |   Predecessor Period                                     Pro forma for
                             Inception (June 23, 1995) |   April 1, 1995 to                                       the Year Ended
                             to March 31, 1996         |   September 17, 1995                                      March 31, 1996
                             (audited)                 |   (audited)
                              US GAAP                  |   US GAAP               Adjustments                            US GAAP
                            ---------------------------|---------------    --------------------------------      ---------------
                                                       |
                                        (pound)        |        (pound)        1      2       3      4       5        (pound)
                                                       |
OPERATING REVENUES                           481       |          299         -      -       -       -      -            780
COST OF SALES                                318       |           186         -      -       -       -      -            504
                                             ---       |         ----        --      --      --    ---     ---           ---
GROSS MARGIN                                 163       |          113         -      -       -       -      -            276
                                             ---       |         ----        --      --      --    ---     ---           ---
OPERATING EXPENSES:                                    |
   Maintenance                                21       |           18         -      -       -       -      -             39
   Depreciation and amortization              22       |           15         3      2       -       -      -             42
   Selling, general, and administrative       34       |           40         -      -       -       -     (8)            66
                                            ----       |         ----        --      --      --    ---     ---           ---
        Total operating expenses              77       |           73         3      2       -       -     (8)           147
                                            ----       |         ----        --      --      --    ---    ---            ---
        Operating  income                     86       |           40        (3)    (2)      -       -      8            129
                                            ----       |         ----        --     --       --    ---    ---            ---
OTHER INCOME (EXPENSE):                                |
      Interest income                          7       |            2         -      -       -       -      -              9
      Interest expense                       (28)      |           (5)        -      -      (1)    (32)     -            (66)
      Gain on sale of investments             14       |            -         -      -       -       -      (14)           -
      Other, net                               2       |            1         -      -       -       -       -             3
                                            ----       |          ----        --      --      --    ---      --           ---
        Total other income (expense)          (5)      |           (2)        -      -      (1)    (32)    (14)          (54)
                                            ----       |         ----        --      --      --    ---     ---           ---
INCOME BEFORE INCOME TAXES                    81       |           38        (3)    (2)     (1)    (32)    (6)            75
                                                       |
PROVISION FOR INCOME TAXES                    28       |           13        (1)    (1)      -     (11)    (2)            26
                                            ----       |         ----        --      --     --     ---     ---           ---
INCOME FROM CONTINUING                                 |
  OPERATIONS                                  53       |           25        (2)    (1)     (1)    (21)    (4)            49
                                            ----       |         ----        --     ---    ---     ---     ---           ---

(1) Depreciation expense which would have been recorded based on the valuation of property, plant, and equipment recorded in connection with the purchase business combination, as if such combination had occurred on April 1, 1995. It has been provided using composite straight line rates which approximate 3.1% on an asset value of (pound)1,190 million for 170 days, less depreciation already charged to the Predecessor Company's consolidated statement of income.

(2) Amortization of goodwill recorded in connection with the purchase business combination as if the combination had occurred on April 1, 1995.

(3) Reflect the fair value of long-term debt obligations and associated interest expense recorded in connection with the purchase business combination as if the combination had occurred on April 1, 1995. The charge relates to notional interest ((pound)2 million) on a discounted provision for onerous purchase contracts (`Teesside'), partly offset by a reduction in interest to market rates on the HM Government debt put in place at privatization ((pound)1 million).

SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(4) Reflect the interest expense recorded in connection with the purchase business combination as if the combination had occurred on April 1, 1995 and had been 100% financed with short-term borrowings at an interest rate of 6% per year. The impact of a 1/8% change in the assumed interest rate would change income from continuing operations by (pound)0.4 million.

(5) Remove gain on sale of investment in NGG and costs incurred by the Predecessor Company relating to bid defense associated with the Acquisition. An extraordinary gain of (pound)6 million ($10 million) on early extinguishment of debt during the successor period above, normally shown after income from continuing operations, has also been removed.

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

       At the request of the board of directors of SWEB, Ernst & Young, Chartered Accountants, tendered their resignation, which was accepted effective September 18, 1995, as independent auditors of SWEB, the reports of which did not contain an adverse opinion or disclaimer of opinion for fiscal years 1995 or 1994. Nor were such reports modified as to uncertainty, audit scope, or accounting principles. During fiscal years 1995 and 1994, and during the interim period of fiscal year 1996 preceding September 18, 1995, there were no unresolved disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have warranted reference to the subject matter of such disagreement(s) in connection with its reports.

       On September 18, 1995, the board of directors of the Company approved the engagement of Arthur Andersen, Independent Public Accountants, as independent auditors of SWEB. Arthur Andersen has been the independent auditor of the Company since its inception (June 23, 1995), and is the independent auditor of Southern, the ultimate parent of SWEB.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT MANAGEMENT

       The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 31, 1997:

       Name                                        Age                    Position
       ----                                        ---         ------------------------------------------------
Richard J. Pershing..............................  50          Director, Chief Executive Officer
C. B. (Mike) Harreld.............................  52          Director, Chief Financial and Accounting Officer
Thomas G. Boren..................................  47          Director
Alan W. Harrelson................................  48          Director
Gale E. Klappa...................................  46          Director
C. Philip Saunders...............................  44          Director
Charles W. Whitney...............................  50          Director
Accentacross Limited.............................              Director
Mighteager Limited...............................              Director


       Richard J. Pershing has been a Director of the Company since June 1995 and Chief Executive Officer since July 1996. From February 1994 to the present, Mr. Pershing has served as Senior Vice President and International Executive Officer of Southern Energy, an indirect wholly-owned subsidiary of Southern. From June 1992 to February 1994, he served as Vice President of International Business Development at Southern Energy. From January 1991 to June 1992, he served as Vice President of Human Resources at Georgia Power Company ("Georgia Power"), also a subsidiary of Southern.

       C.B. (Mike) Harreld has been a Director of the Company since September 1995 and Chief Financial and Accounting Officer of the Company since July 1996. He has also been the Finance Director of SWEB since September 1995. From February 1986 to August 1995, he served as Vice President, Comptroller and Chief Accounting Officer of Georgia Power.

       Thomas G. Boren has been a Director of the Company since July 1995 and President and Chief Executive Officer of Southern Energy since February 1992. From May 1989 to February 1992, Mr. Boren served as Senior Vice President of Administration at Georgia Power.

      Alan W. Harrelson has been a Director of the Company since September 1995. From January 1994 to September 1995, Mr. Harrelson served as General Manager, Northern Region Power Delivery of Georgia Power. From June 1991 to December 1993, he served as Network Underground Manager, Power Delivery of Georgia Power.

       Gale E. Klappa has been a Director of the Company since September 1995. From February 1992 to September 1995 he served as Senior Vice President of Marketing for Georgia Power.

       C. Philip Saunders has been a Director of the Company since September 1995. From February 1994 to September 1995, he served as Western Region and Power Marketing Director for US business development at Southern Energy. From May 1992 to February 1994, Mr. Saunders was Assistant to the Senior Vice President of Marketing at Georgia Power.

       Charles W. Whitney has been a Director of the Company since July 1995. From November 1995 to the present, Mr. Whitney has served as Vice President of SEI Holdings, Inc., also a subsidiary of Southern. From June 1994 to November

                                                 III-1

1995, he served as Vice President of Southern Energy. From January 1991 to June 1994, he served as Vice President of Georgia Power.

       Accentacross Limited ("Accentacross") has been a Director of the Company since July 1996. Robert D. Fagan represents Accentacross at meetings of the Directors of the Company. Mr. Fagan has represented Accentacross at meetings of the Directors of the Company since July 1996. From November 1994 to the present, Mr. Fagan has served as President of PMDC. From April 1989 to November 1994, he served as Vice President and General Manager of Mission Energy Company ("Mission Energy"). Mr. Fagan is also currently a Director of PMDC.

       Mighteager Limited ("Mighteager") has been a Director of the Company since July 1996. Roger L. Petersen represents Mighteager at meetings of the Directors of the Company. Mr. Petersen has represented Mighteager at meetings of the Directors of the Company since July 1996. From January 1995 to the present, Mr. Petersen has served as Vice President of PMDC. From October 1986 to December 1994, Mr. Petersen served as Vice President of Mission Energy.

       Accentacross and Mighteager were elected by PMDC UK as members of the board of directors of the Company pursuant to a Shareholders' Agreement dated July 1, 1996 (the "Shareholders' Agreement") among Southern Electric International-Europe Inc. ("SEI-Europe"), PMDC UK and Holdings. The Shareholders' Agreement provides that each shareholder of Holdings owning 10 percent or more of the shares of Holdings has the right to elect one director for every 10 percent held. This right applies not only to the board of directors of Holdings but also extends to the board of directors of the Company as a wholly-owned subsidiary of Holdings. Thus, PMDC UK, as holder of 25 percent of the shares of Holdings, has the right to elect two directors to the board of the Company. Accentacross and Mighteager are represented on the board of directors of the Company by Messrs. Fagan and Petersen, respectively.


Item 11.  EXECUTIVE COMPENSATION

       Accentacross and Mighteager (the "PMDC Directors") do not receive compensation for their services as Directors of the Company. The other officers and directors listed in Item 10 above (such officers and directors, with the exception of the PMDC Directors, each a "Southern Company system Officer or Director," as applicable) have received, and will continue to receive, compensation in respect of services performed by such persons in their capacities as Southern Company system Officers or Directors of the Company from Southern Energy, their primary employer and an affiliate of the Company. The Company is charged by Southern Energy for the time spent by those Southern Company system Officers and Directors who do not devote their full time to the affairs of the Company and for a portion of the overhead costs associated with each such Southern Company system Officer and Director. The salaries of all Southern Company system Officers and Directors are paid by Southern Energy, and Southern Energy is reimbursed by the Company, in accordance with a services agreement between the Company and Southern Energy. Southern Company system Officers and Directors receive no cash or non-cash compensation as a result of these arrangements beyond that which they would otherwise receive from Southern Energy for the services performed by them for Southern Energy.

                                                III-2

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. The authorized share capital of the Company consists of 500,400,587 ordinary shares of (pound)1 each, all of which have been issued fully paid and are held by Holdings. The following table sets forth, as of March 31, 1997, certain information regarding beneficial ownership of Holdings' common stock held by each person known by the Company to own beneficially more than 10% of Holdings' outstanding common stock.


                                                             Amount and
                            Name and Address                 Nature of             Percent
                            of Beneficial                    Beneficial            of
Title of Class              Owner                            Ownership             Class
------------------------------------------------------------------------------------------
A Ordinary                  The Southern Company                150,000 (1)       100%
                            270 Peachtree Street, N.W.
                            Atlanta, Georgia 30303

B Ordinary                  PP&L Resources, Inc                  50,000 (2)       100%
                            11350 Random Hills Road
                            Suite 800
                            Fairfax, Virginia 22030


(1) Such shares are owned by SEI-Europe, an indirect wholly-owned subsidiary of Southern.
(2) Such shares are owned by PMDC UK, an indirect wholly-owned subsidiary of PP&L Resources, Inc.

The A Ordinary shares and the B Ordinary shares have the same voting rights, and the only material difference between the A Ordinary shares and the B Ordinary shares is that the holders of the B Ordinary shares are entitled to a smaller proportion of dividends paid in respect of earnings during calendar year ending December 31, 1996 than the holders of the A Ordinary shares.

Security ownership of management. The following table shows the number of shares of Southern common stock owned by the directors, nominees and executive officers as of March 31, 1997. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares outstanding on March 31, 1997.



Name of Directors,
Nominees and                                                                Number of Shares
Executive Officers                       Title of Class                     Beneficially Owned 1,2
----------------------                   --------------                     ---------------------
Carson B. Harreld                         Southern Common                           3,925
Alan W. Harrelson                         Southern Common                          14,641
Gale E. Klappa                            Southern Common                          32,207
C. Philip Saunders                        Southern Common                           8,392
Charles W. Whitney                        Southern Common                           7,608
Thomas G. Boren.                          Southern Common                          28,629
Richard J. Pershing                       Southern Common                          20,536
The directors, nominees, and
executive officers as a group
(9 persons)                               Southern Common                         115,938

1 As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

2 The shares shown include shares of Southern common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan, as follows:
  Mr. Klappa, 15,012 shares; Mr. Boren, 16,987 shares; and Mr. Harreld, 1,510 shares.

                                                 III-3

The two corporate directors, Accentacross Limited and Mighteager Limited, do not own any equity securities of the Company or any of its parents or subsidiaries.

Changes in control. The Company knows of no arrangements which may at a subsequent date result in any change in control.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others.
                  None.

Certain business relationships.
                  See Item 11 herein.

Indebtedness of management.
                  None.

Transactions with promoters.
                  None.


                                                 III-4

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report on this Form 10-K:

         (1)    Financial Statements:
                The financial statements and the related reports of independent public accountants and auditors filed as a part of this annual report are listed under Item 8 herein.

         (2)    Financial Statement Schedules:

                Reports of Independent Public Accountants and Independent Auditors as to Schedules for SOUTHERN INVESTMENTS UK plc and Subsidiaries (Successor Company) and SOUTH WESTERN ELECTRICITY plc and Subsidiaries (Predecessor Company) are included herein on pages S-1 through S-3.

                Financial Statement Schedules for the Company are included herein on page S-4.


         (3)    Exhibits:
                Exhibits are listed in the Exhibit Index on page E-1 and E-2.

     (b) Reports on Form 8-K:
         The registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Southern Investments UK plc, a public limited company incorporated and existing under the laws of England and Wales, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 27th day of June, 1997.

                              SOUTHERN INVESTMENTS UK plc


                              By:    Richard J.Pershing
                                     Director and Chief Executive Officer


                              By:/s/ WAYNE BOSTON
                                     Wayne Boston
                                     Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Southern Investments UK plc in the capacities and on the date indicated:

              Signature          Title                                Date

      RICHARD J. PERSHING        Chairman and Chief
                                Executive Officer


      CARSON B. HARRELD        Chief Financial and
                               Accounting Officer





      THOMAS G. BOREN              |
                                   |
      ALAN W. HARRELSON            |
                                   |
      GALE E. KLAPPA               |
                                   |
      C. PHILIP SAUNDERS           |
                                   |
      CHARLES W. WHITNEY           |     Directors
                                   |
      ACCENTACROSS LIMITED         |
                                   |
      By: Robert D. Fagan          |
           Director                |
                                   |
      MIGHTEAGER LIMITED           |
                                   |
      By: Roger L. Petersen        |
           Director                |



      /s/ WAYNE BOSTON                                         June 27, 1997
         Wayne Boston
        Attorney-in-Fact

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To the Board of Directors of Southern Investments UK plc:

We have audited in accordance with generally accepted auditing standards, the financial statements of SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (Successor Company) included in this report and have issued our report thereon dated June 24, 1997. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen
ARTHUR ANDERSEN

Bristol, England
June 24, 1997

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE


To the Board of Directors of South Western Electricity plc:

       We have audited the consolidated financial statements of SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (Predecessor Company) for the year ended March 31, 1995, and have issued our report thereon dated August 27, 1996. Our audit also included the financial statement schedule listed in Item 14 (a) (2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young
    ERNST & YOUNG
    Chartered Accountants

Bristol, England
August 27, 1996

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To the Board of Directors of South Western Electricity plc:

We have audited in accordance with generally accepted auditing standards, the financial statements of SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (Predecessor Company) included in this report and have issued our report thereon dated August 27, 1996. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen
    ARTHUR ANDERSEN

Bristol, England
June 24, 1997

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED MARCH 31, 1997, AND 1995 AND FOR THE PERIODS FROM INCEPTION
 (JUNE 23, 1995) TO MARCH 31, 1996 AND FROM APRIL 1, 1995 TO SEPTEMBER 17, 1995

(In Millions)

                                                                     Additions
                                                                     -----------------------------
                                                                     Charged
                                                     Balance at      to Costs      Charged                       Balance at
                                                     Beginning       and            to Other                     End of
                                                     of Period       Expenses      Accounts       Deductions     Period
                                                     (pound)         (pound)      (pound)         (pound)        (pound)
                                                     ----------      ---------    ----------      ----------     ----------
 Provision for Uncollectable Accounts
   Predecessor Company
     Year-Ended March 31, 1995...................      13               7                            (8)              12
                                                       ==               =                            ==               ==

     Period from April 1, 1995 to September 17,
        1995.....................................      12               2                            (3)              11
                                                       ==               =                            ==               ==

   Successor Company
     Period from Inception (June 23, 1995) to
        March 31, 1996 ..........................      15 (1)           3                            (1)              17
                                                       ==               =                            ==               ==

     Year-Ended March 31, 1997...................      17 (1)          (2)                           (3)              12
                                                       ==              ==                            ==               ==

-------------
(1) In the period from inception (June 23, 1995) to March 31, 1996, the value shown includes an additional (pound)4 million of provision created resulting from application of purchase accounting at the acquisition. In the year ended March 31, 1997, (pound)2 million of this provision was reversed as part of the review of the purchasing accounting adjustments.

       The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference.


3.1 -- Memorandum of Association of the Company. (Designated in Registration No. 333-09033 as Exhibit 3.1.)

3.2 -- Articles of Association of the Company. (Designated in Registration No. 333-09033 as Exhibit 3.2.)

4.1 -- Trust Indenture dated as of November 21, 1996, between the Company and Bankers Trust Company, as trustee.

4.2 -- First Supplemental Indenture dated as of November 21, 1996 between the Company and Bankers Trust Company, as trustee.

4.3 -- Deposit Agreement dated as of November 21, 1996 between the Company and Bankers Trust Company, as book-entry depositary.

4.4 -- Subordinated Debenture Indenture dated as of January 29, 1997, among the Company, Bankers Trust Company, as trustee, and Bankers Trust Luxembourg S.A., as paying agent and transfer agent. (Designated in Registration No. 333-26939 as Exhibit 4.1.)

4.5 -- Certificate of Trust of Southern Investments UK Capital Trust I (Designated in Registration No. 333-26939 as Exhibit 4.3.)

4.6 -- Amended and Restated Declaration of Trust dated as of January 29, 1997 of Southern Investments UK Capital Trust I. (Designated in Registration No. 333-26939 as Exhibit 4.4.)

4.7 -- Form of Exchange Guarantee of the Company relating to the Exchange Capital Securities. (Designated in Registration No. 333-28939 as Exhibit 4.6.)

4.8 -- Capital Securities Guarantee dated as of January 29, 1997 of the Company relating to the Original Capital Securities. (Designated in Registration No. 333-26939 as Exhibit 4.8.)

4.9 -- Common Securities Guarantee dated as of January 29, 1997 of the Company relating to the Common Securities. (Designated in Registration No. 333-26939 as Exhibit 4.9.)

4.10 -- Deposit Agreement dated as of January 29, 1997 between the Company and Bankers Trust Company, as book-entry depositary. (Designated in Registration No. 333-26939 as Exhibit 4.10.)

10.1 -- SWEB Public Electricity Supply License dated January 31, 1996. (Designated in Registration No. 333-09033 as Exhibit 10.1.)

10.2 -- Modifications of License Conditions dated March 31, 1994, March 30, 1994, June 30, 1993, June 15, 1992, and April 22, 1992. (Designated in
          Registration No. 333-09033 as Exhibit 10.2.)

10.3 -- Pooling and Settlement Agreement as amended and restated at December 2, 1994 between SWEB, Energy Settlements and Information Services (as Settlement System Administrator), Energy Pool Funds Administration Limited (as Pool Funds Administrator), NGC (as Grid Operator and Ancillary Services Provider) and Other Parties. (Designated in Registration No. 333-09033 as Exhibit 10.3.)

10.4 -- Master Connection and Use of System Agreement dated as of March 30, 1990 among NGC and its users (including SWEB). (Designated in Registration No. 333-09033 as Exhibit 10.4.)

10.5 -- Form of Supplemental Agreement between NGC and SWEB. (Designated in Registration No. 333-09033 as Exhibit 10.5.)

10.6 -- Master Agreement dated as of October 25, 1995 among The National Grid Holding plc, NGC, SWEB and the other RECs. (Designated in Registration No. 333-09033 as Exhibit 10.6.)

10.7 -- Memorandum of Understanding between The National Grid Group plc, SWEB and each of the RECs, dated November 17, 1995. (Designated in Registration No. 333-09033 as Exhibit 10.7.)

10.8 -- Form of SWEB Use of Distribution System Agreement. (Designated in Registration No. 333-09033 as Exhibit 10.8.)

10.9 -- Form of Agreement for the Connection of an Exit Point. (Designated in Registration No. 333-09033 as Exhibit 10.9.)

10.10-- Services Agreement dated as of January 1, 1996 between Southern Electric International, Inc. (now Southern Energy, Inc.) and the Company. (Designated in Registration No. 333-09033 as Exhibit 10.10.)

10.11-- Services Agreement dated as of January 1, 1996 between Southern Electric International, Inc. (now Southern Energy, Inc.) and SWEB. (Designated in Registration No. 333-09033 as Exhibit 10.11.)

10.12 -- Services Agreement dated as of January 1, 1996 between SWEB and Holdings. (Designated in Registration No. 333-09033 as Exhibit 10.12.)

10.13-- Services Agreement dated as of January 1, 1996 between the Company and SWEB. (Designated in Registration No. 333-09033 as Exhibit 10.13.)

21.1 --   Subsidiaries of Registrant. (Designated in Registration No. 333-26939
           as Exhibit 21.1.)

24.1 --   Power of Attorney and Resolution.

27.1 --   Financial Data Schedule.