Form 10-Q
period 1997-06-30
SOUTHERN INVESTMENTS UK PLC
filed 1997-08-13
CIK 1019672

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1997
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

  Commission       Registrant, State of Incorporation,    I.R.S. Employer
  File Number      Address and Telephone Number           Identification No.
  -----------      -----------------------------------    -----------------
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
Yes  X    No __

                                 Description of              Shares Outstanding
Registrant                       Common Stock                at July 31, 1997
----------                       --------------              -----------------
Southern Investments UK plc      Par Value(pound)1 Per Share   500,400,587


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)



                                                                          For the Three Months Ended June 30,
                                                                          -----------------------------------

                                                                               1997                           1996
                                                                               ----                           ----
                                                                                    (Note F)

OPERATING REVENUES                                                  (pound) 172        $ 287            (pound) 181
COST OF SALES                                                               111          185                    122
                                                                           ----        -----                   ----
GROSS MARGIN                                                                 61          102                     59
                                                                           ----        -----                   ----
OPERATING EXPENSES:
    Maintenance                                                               8           14                      9
    Depreciation and amortization                                            11           18                     11
    Selling, general, and administrative                                     15           25                     12
                                                                           ----        -----                   ----
              Total operating expenses                                       34           57                     32
                                                                           -----       -----                   ----
              Operating income                                               27           45                     27
                                                                           ----        -----                   ----
OTHER INCOME (EXPENSE):
    Interest expense                                                        (13)         (22)                   (13)
    Gain on sale of investments                                               -            -                      1
    Other, net                                                                5            8                      2
                                                                           ----        -----                   ----
              Total other income (expense)                                   (8)         (14)                   (10)
                                                                           ----        -----                   ----
INCOME BEFORE INCOME TAXES                                                   19           31                     17

PROVISION FOR INCOME TAXES                                                    5            8                      6
                                                                           ----        -----                   ----
NET INCOME                                                           (pound) 14        $  23             (pound) 11
                                                                           ====        =====                   ====




The accompanying notes form an integral part of these condensed consolidated statements.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)


                                                                             For the Three Months Ended June 30,
                                                                             -----------------------------------

                                                                                1997                             1996
                                                                                ----                             ----
                                                                                     (Note F)
NET CASH PROVIDED BY OPERATING ACTIVITIES                           (pound) 51           $ 85              (pound) 34
                                                                           ---           ----                    ----
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (17)           (28)                    (20)
    Loans to related parties                                                 -              -                      (3)
    Proceeds from property sales                                             -              -                       3
    Disposal of current asset investments, net                              (1)            (2)                     (1)
                                                                           ---           ----                    ----
              Net cash used in investing activities                        (18)           (30)                    (21)
                                                                           ---           ----                    ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of dividends                                                  (25)           (42)                    (12)
    Change in short-term borrowings                                         (9)           (15)                    (16)
                                                                           ---           ----                    ----
    Net cash used in financing activities                                  (34)           (57)                    (28)
                                                                           ---           ----                    ----

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (1)            (2)                    (15)

CASH AND CASH EQUIVALENTS, beginning of period                               3              5                      20
                                                                           ---           ----                    ----
CASH AND CASH EQUIVALENTS, end of period                             (pound) 2            $ 3               (pound) 5
                                                                           ===           ====                    ====
SUPPLEMENTAL CASH FLOW DISCLOSURES:

              Cash paid for interest                               (pound) (10)          $(17)            (pound) (14)
                                                                           ===           ====                    ====
              Cash paid for income tax                               (pound) -           $  -             (pound) (15)
                                                                           ===           ====                    ====






                 The accompanying notes form an integral part of these condensed consolidated statements.


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                     ASSETS

                                                                                       June 30, 1997           March 31,
                                                                                       --------------          ---------
                                                                                        (Unaudited)               1997
                                                                                         ---------                ----
                                                                                                  (Note F)

PROPERTY, PLANT, AND EQUIPMENT:                                               (pound) 1,326         $2,208  (pound) 1,312
    Less accumulated depreciation                                                        69            115             59
                                                                                     ------         ------         ------
              Property, plant, and equipment, net                                     1,257          2,093          1,253
                                                                                     ------         ------         ------

OTHER ASSETS:
    Investments                                                                          19             32             19
    Prepaid pension cost                                                                108            180            105
    Goodwill, net of accumulated amortization of (pound)8 ($13) at June 30
      and (pound)7 at March 31                                                          175            291            176
                                                                                     ------         ------         ------
              Total other assets                                                        302            503            300
                                                                                     ------         ------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                             2              3              3
    Investments                                                                          20             33             18
    Receivables:
      Customer accounts, less provision for uncollectables of (pound)11 ($18) at
        June 30 and(pound)12 at March 31                                                 80            133            120
      Other                                                                               9             15             12
                                                                                     ------         ------         ------
              Receivables, net                                                           89            148            132

    Materials and supplies                                                                3              5              3
    Prepaid expenses                                                                     13             22             12
                                                                                     ------         ------         ------
              Total current assets                                                      127            211            168
                                                                                     ------         ------         ------

              Total assets                                                    (pound) 1,686         $2,807  (pound) 1,721
                                                                                     ======         ======         ======




               The accompanying notes are an integral part of these condensed consolidated balance sheets.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                      STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                                       June 30, 1997           March 31,
                                                                                       -------------           --------
                                                                                        (Unaudited)               1997
                                                                                       -------------             -----
                                                                                                 (Note F)

STOCKHOLDER'S EQUITY:
    Common stock, (pound)1 par value, 500,400,587 shares authorized, issued
      and outstanding                                                            (pound) 500       $   832    (pound) 500
    Retained earnings (deficit)                                                         (125)         (208)          (114)
                                                                                      ------        ------          -----
             Total stockholder's equity                                                  375           624            386
                                                                                      ------        ------          -----
COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SOUTHERN INVESTMENTS
  UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
  SUBORDINATED DEBENTURES                                                                50            83              50

NON-CURRENT LIABILITIES:
    Long-term debt                                                                      301           501             301
    Deferred income taxes                                                               379           631             377
    Provision for loss contracts                                                         70           117              69
    Other                                                                                57            95              59
                                                                                     ------        ------           -----
             Total non-current liabilities                                              807         1,344             806
                                                                                     ------        ------           -----
CURRENT LIABILITIES:
    Commercial paper                                                                    222           370             250
    Short-term borrowings                                                                53            88              34
    Accounts payable                                                                     32            53              46
    Accrued income taxes                                                                 34            56              31
    Unearned revenue                                                                      4             7               5
    Common dividend declared                                                             25            42              25
    Accrued interest                                                                     12            20               9
    Other                                                                                72           120              79
                                                                                     ------        ------           -----
             Total current liabilities                                                  454           756             479
                                                                                     ------        ------           -----

             Total stockholder's equity and liabilities                       (pound) 1,686        $2,807   (pound) 1,721
                                                                                     ======        ======           =====






               The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                       5

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

(A) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results of the three-month periods ended June 30, 1997 and 1996. The Company's fiscal year end is March 31. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

(B) The condensed consolidated balance sheet at March 31, 1997 included herein has been extracted from audited financial statements; all other figures are unaudited. The condensed financial statements included herein have been reviewed by the Company's independent public accountants and their report is included herein as Exhibit 15.

     The Company's sole investment and only significant asset is the entire share capital of South Western Electricity plc ("SWEB"), which is headquartered in Bristol, England. The Company shows a retained earnings deficit primarily due to the dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of SWEB's shares in The National Grid Holding plc ("NGH") provided cash in addition to that provided from operations. Dividends in the amount of (pound)37 million for fiscal year 1997 and an interim dividend of (pound)25 million for 1998 were declared by the Company.

(C) SWEB has entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1, 1993. The contract sets escalating electricity purchase prices at predetermined levels. The Company has recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent wholesale electricity trading market (the "Pool") costs in that respective year. These costs have been discounted at an appropriate rate to their present value of (pound)68 million ($113 million) at June 30, 1997 and (pound)67 million at March 31, 1997.

     SWEB has additional contracts with unaffiliated parties relating to the purchase of electricity, which expire by March 31, 1998, and contracts relating to the purchase of gas which expire by September 30, 1998, the terms of which are immaterial with respect to quantity and price, both annually and in the aggregate.

(D) The Company and SWEB utilize certain financial derivative contracts for the purpose of risk management. The Company's and SWEB's participation in derivative contracts has been to hedge business exposure in connection with fluctuations in interest rates, currency rates related to certain of the Company liabilities, and electricity purchase costs. At June 30, 1997, the status of outstanding derivative contracts was as follows:

     (i) Interest rate swaps are used by the Company and SWEB to hedge their exposure to fluctuations in interest rates by allowing them to effectively convert their outstanding variable-rate debt into fixed rates. At June 30, 1997, sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totalling (pound)500 million ($832 million), resulted in an unrealized loss of (pound)15 million ($25 million).

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Foreign currency swaps contracts are used by the Company to hedge exposure to US dollar liabilities in respect of outstanding debt. At June 30, 1997, currency swaps expiring between 2001 and 2007 with notional amounts totalling (pound)350 million ($582 million), resulted in an unrealized loss of (pound)7 million ($12 million).

     (ii) SWEB has contracts for differences ("CFDs") to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. CFDs are in place to hedge electricity purchases on approximately 23,451 GWh through the year 2008. Accordingly, the gains or losses on such contracts are deferred and recognized as electricity is purchased. It is not possible to estimate the fair value of these contracts at present as the contract prices are based on future events, the effects of which currently are not estimable.

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

(F) Solely for the convenience of the reader, pounds sterling amounts have been translated into US dollars at the exchange rate of $1.6650 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 1997.

(G) On May 1, 1997 a new Labour government was elected in the UK. On July 2, 1997 the Labour government presented its first budget which includes a "one-off windfall levy on the excess profits of the privatized utilities." Based upon the method determined by which the government will calculate the levy, SWEB estimates its liability to be approximately (pound)97 million ($162 million). The levy is payable in two equal installments on or before December 1, 1997 and December 1, 1998. The budget received Royal assent, and thus became effective, on July 31, 1997.

     The budget also reduced the UK corporation tax rate from 33% to 31%. Such a decrease will result in an accounting credit reducing SWEB's provision for deferred income taxes by approximately (pound)22 million ($37 million).

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(H) The condensed consolidated financial statements included herein have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, SWEB is not subject to rate regulation, but, rather, is subject to price cap regulation and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 often contain certain deferred items which have not been included in rates charged to customers in compliance with the respective regulatory authority rulings, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying financial statements of the Company do not contain such deferrals.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             FIRST FISCAL QUARTER 1998 vs. FIRST FISCAL QUARTER 1997

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

     SWEB's two main business lines are the distribution of electricity and the supply of electricity to approximately 1.3 million customers primarily in its franchise area in southwest England. This area covers approximately 5,560 square miles and has a resident population of approximately 2.8 million. It also has ancillary business activities, including electricity generation and gas supply.


RESULTS OF OPERATIONS

Earnings

     Operating income for the first quarter fiscal year 1998 at (pound)27 million was at the same level as the corresponding quarter fiscal year 1997. The split of operating income between the distribution and supply businesses also remained constant at (pound)21 million and (pound)6 million, respectively.

     Net income for the first quarter fiscal year 1998 was (pound)14 million, compared to (pound)11 million for the corresponding quarter fiscal year 1997. This increase of (pound)3 million was primarily due to an increase in other income of (pound)2 million, and a fall in the provision for income taxes of (pound)1 million.

     Significant income statement items appropriate for discussion include the following:

                                                          Increase (Decrease)
                                                          --------------------
                                                           (in millions)    %
    Operating revenues................................  (pound) (9)        (5)
    Cost of sales.....................................         (11)        (9)
    Selling, general, and administrative expense......           3         25
    Other income, net.................................           2         67



Operating revenues

     Revenue decreases were primarily within the supply business where revenues decreased by (pound)14 million for the quarter. This is due mainly to a reduction in the fossil fuel levy which is passed through to customers. Revenues from ancillary businesses increased by (pound)2 million in the quarter, reflecting an increase in activity largely within gas supply.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cost of sales

     Cost of sales primarily relate to the purchase cost of electricity. The decrease is largely due to the decrease in the fossil fuel levy, as mentioned above.

Selling, general, and administrative expense

     The increase in selling, general and administrative expenses resulted mainly within the ancillary businesses, including the increased gas supply activities.

Other income, net

     The increase is primarily due to additional dividends from an investment in generating plant, offset by a gain on sale of investments in the prior period.


Future Earnings Potential

     The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including the level of energy sales and customer growth. More specific major impacts on future earnings are the windfall levy and the resultant interest charges from funding requirements to meet the windfall levy payments. An item that could also result in additional funding requirements relates to the outcome of a court ruling related to a pension matter. See Notes (G) and (E), respectively, in the "Notes to the Condensed Consolidated Financial Statements", and also "Financial Condition" herein for discussion of these matters.

     The largest portion (approximately 78%) of SWEB's operating income, in the first quarter fiscal year 1998, is derived from its distribution business - essentially the operation and maintenance of the electricity network in its franchise area of the southwest of England. SWEB is the only distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's service area.

       The Director General of Electricity Supply (the "Regulator") controls the revenues generated by SWEB in its distribution and supply businesses by applying a price control formula, P + RPI -X, where P is the price level at the beginning of each new regulatory period, RPI is the change in the Retail Price Index and X is an adjustment factor determined by the Regulator. X is currently 3% for distribution and 2% for supply.

       In the distribution business, the Distribution Price Control Formula ("DPCR") is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can require a one-time price reduction. An initial review by the Regulator of allowable income in the distribution business led to a reduction of the price level by 14% for SWEB starting April 1, 1995, followed by efficiency factors of X = 2% for each year until March 2000 (before an allowed increase for inflation). On July 6, 1995, the Regulator announced the result of a further distribution price review which was precipitated by certain market events in the UK electric utility industry. For SWEB, such announcement meant a further real reduction of 11% in allowable distribution income for the twelve months from April 1, 1996, followed by an efficiency factor of X = 3% for each year until March 31, 2000, before an allowed increase for inflation. It is expected that the Regulator will undertake the next DPCR review starting in 1998, which should become effective from April 1, 2000.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       In the supply business, which is progressively being opened to competition, price regulation currently applies to the market for customers with a demand of not more than 100kW. The calculation of the maximum supply charge is based on a Supply Price Control Formula, similar to the DPCR and is set for a four-year period. In 1993, the Regulator announced the supply franchise market (i.e. customers with demand of not more than 100kW) income entitlement for the four-year period ending March 1998. An efficiency factor of X = 2% (before an allowed increase for inflation) was applied to SWEB and is being offset by an allowance for both unit and customer growth. The Regulator is currently undertaking a further Supply Price Control Formula review, effective from April 1, 1998; the result of this review is expected to be announced by October, 1997.

       The non-franchise markets above 1MW were opened to full competition during privatization in 1990; the non-franchise markets above 100kW were opened to full competition in April 1994. The exclusive right to supply Franchise Supply Customers (largely domestic and small commercial) is scheduled to be phased out over a six-month period commencing April 1, 1998, after which all supply customers will have the ability to choose their electricity supplier. SWEB intends to maintain a significant share of these customers by providing superior service and competitive pricing.

       SWEB's risk management efforts are focused on the supply business which is exposed to Pool price volatility. Regulations governing the franchise supply market permit the pass-through to customers of prudent costs which include the cost of arrangements such as contracts for differences ("CFDs") to hedge against Pool price volatility. CFDs are contracts predominantly between generators and suppliers which fix the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At the present time, SWEB's forecast franchise supply market demand for fiscal year 1998 is substantially hedged through various types of agreements including CFDs. See Note (D) in the "Notes to the Condensed Consolidated Financial Statements".

       The most common contracts for supply to Non-Franchise Supply Customers are for a twelve-month term and contain fixed rates. SWEB is exposed to two principal risks associated with such contracts: load shape risk (the risk associated with a shift in the customer's usage pattern, including absolute amounts demanded and timing of amounts demanded) and purchasing price risk (the cost of purchased electricity relative to the price received from the supply customer). SWEB employs risk management methods to maximize its return consistent with an acceptable level of risk. Generally load shape risk decreases as SWEB's portfolio of supply customers in the non-franchise supply market increases. SWEB hedges purchasing price risk by employing a variety of risk management tools, including management of its supply contract portfolio, hedging contracts, and other means which mitigate risk of future Pool price volatility.

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Overview

       The major change in the Company's financial condition during the three months to June, 1997 was the addition by SWEB of approximately (pound)17 million in property, plant, and equipment, largely in respect of the distribution network. The funds for these additions were derived primarily from operations. It is expected that SWEB's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be met by cash generated from its operating activities. However, the significant requirements of the windfall levy and possible requirements of a pension matter, both discussed above, will require external financing, and result in increased interest expense.

       In addition to the windfall levy introduced by the Labour government in its first budget, the government also removed the ability of pension schemes to obtain a refund of tax credits previously allowed on dividends received. This could result in an increase to the pension cost charged against Net Income and result in additional funding requirements to meet the pension plan requirements.

       Demand for electricity in Great Britain, in general, and in SWEB's franchise area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. SWEB balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

       The Company's sole investment and only significant asset is the entire share capital of SWEB. The Company is therefore dependent upon dividends from SWEB for its cash flow. SWEB can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its supply and distribution businesses as required by its regulatory license. The Company believes that currently sufficient distributable reserves will exist at SWEB to allow for reasonable and necessary dividends from SWEB, through operations, to be distributed to the Company. In the UK, the Accounting Standards Board currently has a discussion paper reviewing the treatment of deferred income tax accounting to be required in the future. SWEB's distributable reserves could be significantly reduced by this matter.

Financing Activities

       SWEB has established a commercial paper program in the US, first utilized in February 1997 to reduce short-term bank loans. The maximum available under the program, which is fully supported by a swingline facility provided by a syndicate of banks, is $520 million. The amount not utilized at June 30, 1997 was $153 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each issue under this program.

Sources of Capital

     To meet short-term cash needs and contingencies, the Company and SWEB together had at June 30, 1997 approximately (pound)2 million of cash and cash equivalents and (pound)240 million of other unused committed lines of credit with banks. Also undrawn is $520 million of committed lines of credit, which are reserved for use as standby for the commercial paper program. Subsequent to June 30, 1997, SWEB has increased the amount of committed lines of credit with banks. At June 30, 1997 the Company and SWEB together had short-term debt of (pound)275 million outstanding, largely payable to investors in the commercial paper program in the US. The Company currently has sufficient liquidity to meet the required payments of the windfall levy and the pension matter.

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

          SOUTHERN INVESTMENTS UK plc

          /s/ Gale E. Klappa
     By   Gale E. Klappa
          Director

         /s/ C. B. (Mike) Harreld
     By   C. B. (Mike) Harreld
          Director, Chief Financial and Accounting Officer



                                                         August 12, 1997