Form 10-Q/A
period 1996-12-31
SOUTHERN INVESTMENTS UK PLC
filed 1997-11-12
CIK 1019672

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-Q/A
                                 Amendment No. 1
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended December 31, 1996
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

      Commission      Registrant, State of Incorporation,      I.R.S. Employer
      File Number     Address and Telephone Number            Identification No.
      -----------     -----------------------------------    ------------------

       333-09033      Southern Investments UK plc                      None
                      (Registered in England & Wales)
                      800 Park Avenue
                      Aztec West
                      Almondsbury
                      Bristol
                      BS32 4SE, UK
                      (01144) 1454 201101


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
Yes  X __    No __




                                Description of                        Shares Outstanding
Registrant                      Common Stock                          at January 31, 1997
----------                      --------------                        -------------------
Southern Investments UK plc     Par Value(pound)1 Per Share              500, 400, 587



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (Stated in Millions)


                                                                      For the Three                 For the Three
                                                                       Months Ended                  Months Ended
                                                                    December 31, 1996             December 31, 1995
                                                                    -----------------             -----------------
                                                                    (pound)       US $            (pound)
                                                                                 (Note G)

OPERATING REVENUES                                                 242             414                  219
COST OF SALES                                                      173             296                  143
                                                                  ----            ----                 ----
GROSS MARGIN                                                        69             118                   76
                                                                  ----            ----                 ----
OPERATING EXPENSES:
      Maintenance                                                    8              14                   10
      Depreciation and amortization                                 10              17                   11
      Selling, general, and administrative                          12              20                   18
                                                                  ----            ----                 ----
                     Total operating expenses                       30              51                   39
                                                                  ----           -----                 ----
                     Operating income                               39              67                   37
                                                                  ----           -----                 ----
OTHER INCOME (EXPENSE):
      Interest income                                               -               -                    5
      Interest expense                                            (13)            (23)                 (16)
      Gain on sale of investments                                   -               -                    7
      Other, net                                                    1               2                    1
                                                                 ----            ----                 ----
                     Total other income (expense)                 (12)            (21)                  (3)
                                                                 ----            ----                 ----
INCOME BEFORE INCOME TAXES                                         27              46                   34

PROVISION FOR INCOME TAXES                                         11              19                   12
                                                                 ----            ----                 ----
NET INCOME                                                         16              27                   22
                                                                 ====            ====                 ====





The accompanying notes form an integral part of these condensed consolidated statements.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (Stated in Millions)


                                                              For the Nine Months              For the Nine Months
                                                            Ended December 31, 1996          Ended December 31, 1995
                                                            -----------------------          -----------------------
                                                                                              (Pro forma - Note D)

                         `                              (pound)                US $               (pound)
                                                                             (Note G)

OPERATING REVENUES                                           602               1,031                    541
COST OF SALES                                                417                 714                    343
                                                            ----               -----                   ----
GROSS MARGIN                                                 185                 317                    198
                                                            ----               -----                   ---
OPERATING EXPENSES:
      Maintenance                                            26                   45                     30
      Depreciation and amortization                          32                   55                     31
      Selling, general, and administrative                   37                   63                     57
                                                           ----                -----                   ----
                     Total operating  expenses               95                  163                    118

                                                           ----                -----                   ----
                     Operating income                        90                  154                     80
                                                           ----                -----                   ----
OTHER INCOME (EXPENSE):
      Interest income                                         1                    2                      7
      Interest expense                                      (39)                 (67)                   (55)
      Gain on sale of investments                             1                    2                      7
      Other, net                                              4                    7                      3
                                                           ----                -----                   ----
                     Total other income (expense)           (33)                 (56)                   (38)
                                                           ----                -----                   ----
INCOME BEFORE INCOME TAXES                                   57                   98                     42

PROVISION FOR INCOME TAXES                                   22                   38                     15
                                                           ----                -----                   ----
NET INCOME                                                   35                   60                     27
                                                           ====                =====                   ====






The accompanying notes form an integral part of these condensed consolidated statements.

                                       4

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Stated in Millions)

                                                                   For the Nine Months          For the Period From
                                                                 Ended December 31, 1996    Inception (June 23, 1995) to
                                                                 -----------------------    ----------------------------
                                                                                                 December 31, 1995
                                                                                                  ----------------

                                                                    (pound)     US $               (pound)
                                                                               (Note G)

NET CASH PROVIDED BY OPERATING ACTIVITIES                          52            89                      73
                                                                -----          ----                  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                        (54)          (93)                    (23)
      Loans to related parties                                     (2)           (3)                      -
      Proceeds from property sales                                  6            10                       -
      Consideration for the purchase of SWEB paid to former
        shareholders                                                -             -                  (1,023)
      Proceeds from sale of fixed asset investments                 4             7                     111
      Disposal of current asset investments, net                    6            10                       -
                                                                -----         -----                  ------
              Net cash used in investing activities               (40)          (69)                   (935)

                                                                -----         -----                  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances from parent                                          -             -                     315
      Capital contributions received                                -             -                     185
      Payments of dividends                                       (12)          (20)                    (75)
      Proceeds of bond issues                                     300           514                     597
      Change in short term borrowings                            (318)         (545)                    139
                                                                -----         -----                  ------
      Net cash (used in) provided by financing activities         (30)          (51)                  1,161

                                                                -----         -----                  ------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                     (18)          (31)                    299
CASH AND CASH EQUIVALENTS, beginning of period                     20            34                       -
                                                                -----         -----                  ------
CASH AND CASH EQUIVALENTS, end of period                            2             3                     299
                                                                -----         -----                  ------
SUPPLEMENTAL CASH FLOW DISCLOSURES:

              Cash paid for interest                              (39)          (67)                     (8)
                                                                =====         =====                  ======
              Cash (paid for) received from income tax             (9)          (15)                      6
                                                                =====         =====                  ======




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



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)


                                     ASSETS

                                                                       December 31, 1996               March 31, 1996
                                                                       -----------------               --------------
                                                                          (Unaudited)
                                                                          -----------

                                                                     (pound)          US $                (pound)
                                                                                    (Note G)              (Note B)


PROPERTY, PLANT, AND EQUIPMENT:                                    1,298             2,223                 1,227
       Less accumulated depreciation                                  49                84                    20
                                                                  ------            ------                ------
                     Property, plant, and equipment, net           1,249             2,139                 1,207
                                                                  ------            ------                ------

OTHER ASSETS:
      Investments                                                     18                31                    22
      Prepaid pension cost                                           103               176                    95
      Goodwill, net of accumulated amortization of (pound)6
      ($10) at December 31 and(pound)2 at March 31                   178               305                   177
                                                                  ------            ------                ------
                     Total other assets                              299               512                   294
                                                                  ------            ------                ------
CURRENT ASSETS:
      Cash and cash equivalents                                        2                 3                    20
      Investments                                                     20                35                    26
      Receivables:
             Customer accounts, less provision for
               uncollectibles of (pound)14 ($24) at December
               31 and(pound)17 at March 31                           110               188                    95
             Other                                                    16                27                    20
                                                                  ------            ------                ------
                     Receivables, net                                126               215                   115

      Materials and supplies                                           4                 7                     3
      Prepaid expenses                                                11                19                    25
                                                                  ------            ------                ------
                     Total current assets                            163               279                   189
                                                                  ------            ------                ------
                     Total assets                                  1,711             2,930                 1,690
                                                                  ======            ======                ======




The accompanying notes are an integral part of these condensed consolidated balance sheets.





                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)


                      STOCKHOLDER'S EQUITY AND LIABILITIES


                                                                       December 31, 1996              March 31, 1996
                                                                       ------------------             ---------------
                                                                          (Unaudited)
                                                                           ----------

                                                                     (pound)       US $                   (pound)
                                                                                   (Note G)              (Note B)


STOCKHOLDER'S EQUITY:
      Share capital, (pound)1 par value, 500,400,587 shares
        authorized, issued, and outstanding                         500              856                   500
      Retained deficit                                             (134)            (229)                 (132)
                                                                  -----           ------                 -----
                     Total stockholder's equity                     366              627                   368
                                                                  -----           ------                 -----
NON-CURRENT LIABILITIES:
      Long-term debt                                                300              514                    -
      Deferred income taxes                                         376              644                   352
      Provision for loss contracts                                   68              116                    62
      Other (Note B)                                                 64              110                    70
                                                                  -----           ------                 -----
                     Total non-current liabilities                  808            1,384                   484
                                                                  -----           ------                 -----
CURRENT LIABILITIES:
      Short-term borrowings                                         332              568                   650
      Accounts payable                                               55               94                    45
      Accrued income taxes                                           21               36                    19
      Unearned revenue                                               15               26                    10
      Common dividend declared                                       25               43                     -
      Other                                                          89              152                   114
                                                                  -----           ------                 -----
                     Total current liabilities                      537              919                   838
                                                                  -----           ------                 -----


COMMITMENTS AND CONTINGENT MATTERS  (Notes E, F, and I)

     Total stockholder's equity and liabilities                   1,711            2,930                 1,690
                                                                  =====           ======                 =====




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

 (B) The financial statements of the Predecessor Company, South Western Electricity plc ("SWEB"), have been restated for the year ended March 31, 1995, and consequently, the consolidated balance sheet of the Company at March 31, 1996 has also been restated. This action was taken as the directors identified certain exceptional costs, principally relating to tree cutting, which due to existing obligations should have been recognized in the accounts of SWEB in the year ended March 31, 1995. The directors have revised the accounts of SWEB for the year ended March 31, 1995 recognizing such costs. In the opinion of the directors, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the consolidated balance sheet of the Company at March 31, 1996 included herein, as originally reported, is as follows (in millions):


                                                                         1996                        1996
                                                                   Originally                    Restated
                                                       -----------------------        ---------------------
                                                        (pound)             $       (pound)             $
                            Total assets                  1,686         2,887         1,690         2,894


 (C) The condensed consolidated balance sheet at March 31, 1996 included herein has been extracted from audited financial statements; all other figures are unaudited. The condensed financial statements included herein have been reviewed by the Company's independent public accountants and their report is included herein as Exhibit 15.

 (D) The unaudited pro forma condensed consolidated statement of income presented herein for the nine months to December 31, 1995 reflects the acquisition by the Company of SWEB as if it had occurred as of April 1, 1995. Such unaudited pro forma condensed consolidated statement of income has been prepared by the Company based upon assumptions deemed proper by it and reflects a preliminary allocation of the purchase price paid for SWEB. The unaudited pro forma condensed consolidated statement of income presented herein is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Company or of the results of operations of the Company that would have actually occurred had the transaction been in effect for the period presented. The unaudited pro forma condensed consolidated statement of income has been adjusted to reflect the acquisition as if it had occurred at April 1, 1995, including increased depreciation and amortization, the elimination of bid defense costs incurred by SWEB, and increased interest expense using the assumption that the acquisition had been 100% funded with short-term borrowings. A schedule detailing the pro forma adjustments is included on pages 11 and 12.

 (E) The Company and SWEB utilize certain financial derivative contracts solely for the purpose of risk management. The Company's and SWEB's participation in derivative contracts has been to hedge business exposure in connection with fluctuations in interest rates, currency rates related to certain of the Company's liabilities, and electricity purchase costs. At December 31, 1996, the status of outstanding derivative contracts was as follows :

       (i) Interest rate swaps with a notional amount of (pound)500 million, and currency swaps with a notional amount of (pound)300 million. These swaps have maturities of 2001-2012. The unrealized loss was (pound)20 million.

       (ii) SWEB has contracts for differences ("CFDs") to mitigate its exposure to volatility in the prices of electricity purchased through the wholesale electricity trading market (the "Pool"). CFDs are in place to hedge electricity purchases on approximately 27,851 GWh through the year 2008. In fiscal year 1996, SWEB purchased approximately 11,065 GWh. Accordingly, the gains or losses on such contracts are deferred and recognized as electricity is purchased. It is not possible to estimate the fair value of these contracts at present as the contract prices are based on future events, the effects of which currently are not estimable.

 (F) The Company and SWEB are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in aggregate. Neither the Company nor SWEB is a party to any material legal proceedings nor is it currently aware of any threatened material legal proceedings. As described below, the Company is aware of an issue which could subsequently impact on SWEB.

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

 (G) Solely for the convenience of the reader, pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on December 31, 1996 of $1.7123 = (pound)1.00.

 (H) In November 1996, the Company issued $168 million 6.375% Senior Notes due 2001 and $332 million 6.800% Senior Notes due 2006 as described in the Registration Statement. In January 1997, the Company issued $82 million subordinated debentures to a business trust formed by the Company.

 (I) The Conservative Party has held power in the UK since 1979. The next General Election in the UK must be held no later than May 1997, and may be called on approximately three weeks' notice at any time before then. Certain senior members of the Labour party, which is the main opposition party, have made statements regarding policies which a Labour government would intend to introduce, including a windfall tax on excess profits of privatized utilities and referring the whole electricity industry to the competition authorities. There can be no assurance that the policies of the UK government, by whichever party it is controlled, would not adversely affect the Company's financial position or results of operations.

       On May 1, 1997 a new Labour government in the UK was elected, and on July 2, 1997 the newly elected Labour government presented its first budget which included a "one-off windfall levy on the excess profits of the privatized utilities". Based upon the legislation, SWEB currently estimates its liability to be approximately (pound)90 million. Earlier, the Company filed an estimate of the windfall levy with the SEC. The Company has refined its estimate based on final income data for the years the tax impacted. The levy is payable in two equal installments on or before December 1, 1997 and December 1, 1998.

 (J) The condensed consolidated financial statements included herein have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, SWEB is not subject to rate regulation, but, rather, is subject to price cap regulation and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 often contain certain deferred items which have not been included in rates charged to customers in compliance with the respective regulatory authority rulings, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying financial statements of the Company do not contain such deferrals.

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

                                                                       In Millions
                         --------------------------------------------------------------------------------------------------
                                                   |
                            Successor Period       |   Predecessor Period                                      Pro Forma for the
                        Inception (June 23, 1995)  |      April 1, 1995 to                                     Nine Months Ended
                             to December 31, 1995  |    September  17, 1995                                     December 31, 1995
                                                   |
                                                   |
                                                   |
                                     US GAAP       |      US GAAP                   Adjustments                US GAAP
                          -------------------------|------------------        ------------------------------------------
                                                   |
                                                   |
                 `                    (pound)      |    (pound)            1      2      3      4       5      (pound)
                                                   |
OPERATING REVENUES                         242     |         299           -      -      -      -       -         541
COST OF SALES                              157     |         186           -      -      -      -       -         343
                                           ---     |         ---          --     --     --    ---      --         ---
GROSS MARGIN                                85     |         113           -      -      -      -       -         198
                                           ---     |         ---          --     --     --    ---      --         ---
OPERATING EXPENSES:                                |
   Maintenance                              12     |          18           -      -      -      -       -          30
   Depreciation and amortization            12     |          14           3      2      -      -       -          31
   Selling, general, and administrative     24     |          41           -      -      -      -      (8)         57
                                                   |
                                           ---     |         ---          --     --     --    ---      --         ---
          Total operating expenses          48     |          73           3      2      -      -      (8)        118
                                                   |
                                           ---     |         ---          --     --     --    ---      --         ---
          Operating income                  37     |          40          (3)    (2)     -      -       8          80
                                                   |
                                           ---     |         ---          --     --     --    ---      --         ---
OTHER INCOME (EXPENSE):                            |
   Interest income                           5     |          2            -      -      -      -       -           7
   Interest expense                        (17)    |         (5)           -      -     (1)   (32)      -         (55)
   Gain on sale of investments               7     |          -            -      -      -      -       -           7
   Other, net                                2     |          1            -      -      -      -       -           3
                                           ---     |        ---           --     --     --    ---      --         ---
          Total other income (expense)      (3)    |         (2)           -      -     (1)   (32)      -         (38)
                                                   |
                                           ---     |        ---          --      --     --    ---      --         ---
INCOME  BEFORE INCOME TAXES                 34     |         38          (3)     (2)    (1)   (32)      8          42
                                                   |
PROVISION FOR INCOME TAXES                  12     |         13          (1)     (1)     -    (11)      3          15
                                           ---     |        ---          --      --     --    ---      --         ---
INCOME FROM CONTINUING                             |
  OPERATIONS                                22               25          (2)     (1)    (1)   (21)      5          27
                                           ===              ===          ==      ==     ==    ===      ==         ===

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

Significant income statement items appropriate for discussion include the following :


                                                                            Increase (Decrease)
                                                          --------------------------------------------------------
                                                                Third Quarter                Year-To-Date
                                                          --------------------------- ----------------------------
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

The largest portion (approximately 85%) of SWEB's operating income is derived from its distribution business essentially the operation and maintenance of the electricity network in its franchise area of the southwest of England. SWEB is the only distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's franchise area.

The supply market is subject to change as it is currently partially open to competition and competition is scheduled to be extended to the remaining customers (largely domestic and small commercial) after March 31, 1998.

Reference is made to Notes (E), (F) and (I) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

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

(a) Exhibits.
    --------

     15 - Report of Independent Public Accountants

     27 - Financial Data Schedule

(b) Reports on Form 8-K.
    -------------------

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


                                                  Date:  November 12, 1997