Form 10-K405/A
period 1997-03-31
SOUTHERN INVESTMENTS UK PLC
filed 1997-11-12
CIK 1019672

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K/A
                                 Amendment No. 1
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1997
                                       OR
              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                                Registrant, State or other Jurisdiction
 Commission                       of Incorporation or Organization,         I.R.S. Employer
 File Number                      Address and Telephone Number             Identification No.
------------                    ---------------------------------------   -----------------
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

                                   PART II

Item 6.       SELECTED FINANCIAL DATA

                                                 (In Millions)

                                                        Period from |
                                                         inception  |
                                                        (June 23,   |    Period from
                                   Fiscal    Fiscal      1995) to   |   April 1, 1995     Fiscal           Fiscal        Fiscal
                                   Year       Year       March 31,  |   to September       Year             Year          Year
                                   1997 (3)  1997 (3)    1996 (3)   |     17, 1995         1995             1994          1993
                                  Successor  Successor   Successor  |   Predecessor       Predecessor    Predecessor   Predecessor
                                  ---------  ---------   ---------  |   -----------       ----------     -----------   ------------
                                  (pound)       $        (pound)    |   (pound)          (pound)           (pound)        (pound)
                                                                    |
Operating Revenues                   848       1,395          481   |        299            776             808            892 (1)
Net Income                            55          90           59   |         24             86              88             78 (1)
Total Assets                       1,721       2,831        1,690   |        795            820             831            708
Long-term Debt                       301         495            -   |         95             95              92             87
Preferred Securities (2)              50          82            -   |          -              -               -              -
Common Dividend Declared              37          60          191   |         75             30              29             24

-------------
(1) Operating revenues and net income for Fiscal Year 1993 have been determined under UK GAAP.

(2) Company Obligated Mandatorily Redeemable Preferred Securities of Southern Investments UK Capital Trust I Holding Company Junior Subordinated Debentures. See Note 11 in the "Notes to the Financial Statements".

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

Accounting for the Acquisition

       The recorded assets and liabilities of SWEB immediately prior to the time the Company gained effective control of SWEB were (pound)855 million ($1,406 million) and (pound)528 million ($868 million), respectively. As a result of the purchase method of accounting, the amount of SWEB's assets recorded on the books of the Company was increased by (pound)927 million ($1,525 million) to their fair value of (pound)1.782 billion ($2.931 billion), and the amount of SWEB's liabilities recorded on the books of the Company was increased by (pound)372 million ($612 million) to their fair value of (pound)900 million ($1.480 billion). The increase in liabilities included the establishment of reserves totalling (pound)44 million ($72 million) related principally to staff reductions and the disposition of ancillary businesses. The resulting difference between the purchase price of (pound)1.065 billion ($1.752 billion) and the difference between the fair value of the assets acquired and the fair value of the liabilities assumed as well as the reserves established resulted in goodwill of (pound)183 million ($301 million).

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

Significant Events

       During fiscal year 1996, the sale by SWEB of its shares in NGG and related actions produced a nonrecurring pre-tax gain of (pound)14 million over the fair value established at the time of the Company's acquisition of effective control of SWEB and resulted in net pre-tax cash flow of (pound)241 million. This followed a listing for the NGG shares on the London Stock Exchange. The listing was conditional upon the prior demerger of NGG's pumped storage electricity generation business ("PSB") in order for NGG to sell that business. PSB was sold in December 1995. SWEB had received (pound)36 million of its share of the total proceeds from that sale by the end of fiscal year 1996 and a further (pound)7 million by the end of fiscal year 1997. The fair value of this asset at acquisition was assessed at (pound)39 million. In fiscal year 1996 SWEB paid to the Company and the Company paid to Holdings a dividend of (pound)191 million which was made possible because of the proceeds from the sale of SWEB's interest in NGG. See Note 12 in the "Notes to the Financial Statements".

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

       The financial statements of the Predecessor Company for fiscal year 1995 have been restated to recognize certain exceptional costs. See Note 2 in the "Notes to the Financial Statements".

Fiscal Year 1997 Compared with Pro Forma Fiscal Year 1996 Compared with Fiscal Year 1995

    Earnings

       Operating income decreased by (pound)4 million (3%) from (pound)129 million in the Pro Forma Fiscal Year 1996 to (pound)125 million in the fiscal year 1997. This decrease was due to a (pound)4 million decrease in operating income from the distribution business, a (pound)3 million decrease in operating income from the supply business, partly offset by a (pound)3 million increase in operating income from the ancillary businesses. Operating income remained constant at (pound)129 million for both fiscal year 1995 and Pro Forma Fiscal Year 1996. However, there was a (pound)24 million increase in cost of sales, offset by a (pound)4 million increase in operating revenues and a (pound)20 million decrease in operating expenses.

       Net income increased by (pound)6 million (12%) from (pound)49 million in the Pro Forma Fiscal Year 1996 to (pound)55 million in the fiscal year 1997. This increase was primarily attributable to reduced after-tax interest expense of (pound)9 million resulting from the repayment during the second half of fiscal year 1996 of debt issued to finance the acquisition and increased gains on the sale of investments, offset by decreased operating income as described above. Net income decreased by (pound)37 million (43%) from (pound)86 million in fiscal year 1995 to (pound)49 million in Pro Forma Fiscal Year 1996. The decrease in net income was primarily due to increased after-tax interest expense of (pound)37 million principally due to debt issued for acquisition.

   Revenues

       Operating revenues increased by (pound)68 million (9%) from (pound)780 million in Pro Forma Fiscal Year 1996 to (pound)848 million in the fiscal year 1997 and increased by (pound)4 million (1%) from (pound)776 million in fiscal year 1995 as follows:


                                       Operating Revenues                            Operating Revenues
                                  Increase (Decrease) from the                   Increase (Decrease) from Fiscal
                                    Pro Forma Fiscal Year 1996                   Year 1995 to Pro Forma Fiscal
                                      to the Fiscal Year 1997                            Year 1996
                                   ---------------------------------------------------------------------------------
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

                                                            Operating Revenues from           Operating Revenues from
                                                           Electricity Distribution             Electricity Distribution
                                                       Increase (Decrease) from the Pro     Increase (Decrease) from Fiscal
                                                            Forma Fiscal Year 1996            Year 1995 to Pro Forma
                                                            to the Fiscal Year 1997              Fiscal Year 1996
                                                       ---------------------------------     ----------------------------------
                                                            ((pound) millions, except %)            ((pound) millions, except %)
Application of Distribution Price Control Formula                   (19)                               (20)
Sales growth                                                          1                                  9
Other revenue attributable to distribution business                  (3)                               (11)
                                                                    ---                                ---
Total distribution revenues                                         (21)                               (22)
                                                                    ===                                ===
Percentage change                                                   (8%)                               (8%)

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

       Operating expenses decreased by (pound)20 million (12%) from (pound)167 million in fiscal year 1995 to (pound)147 million in Pro Forma Fiscal Year 1996. This decrease was principally due to a reduction of (pound)10m relating to tree cutting costs recognised in fiscal year 1995, a reduction in severance costs of (pound)6 million as a result of providing for severance costs under the purchase method of accounting at the acquisition date and a net decrease in certain classes of computer software development costs which were expensed during fiscal year 1995 but were capitalized in Pro Forma Fiscal Year 1996, partially offset by an increase in net pension costs and an increase in depreciation and amortization expense.

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

   Income Taxes

       Income taxes increased by (pound)6 million from (pound)26 million in the Pro Forma Fiscal Year 1996 to (pound)32 million in the fiscal year 1997. Income taxes decreased by (pound)21 million from (pound)47 million in fiscal year 1995 to (pound)26 million in Pro Forma Fiscal Year 1996. The increase and decrease, respectively, were primarily attributable to an increase/decrease in pre-tax income.

Future Earnings Potential

       The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including the success of the implementation of reorganization plans, future regulatory price reviews and the level of energy sales growth in the electricity supply business.

       The largest portion (approximately 86%) of SWEB's operating income is derived from its distribution business - essentially the operation and maintenance of the electricity network in its Franchise Area in south west England. SWEB is the only distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's Franchise Area.

       The supply market is subject to change as it is currently partially open to competition and competition is scheduled to be extended to the remaining customers (largely domestic and small commercial) after March 31, 1998.

       Two possible major impacts on future earnings are a court ruling related to a pension matter and the windfall tax expected to be introduced by the Labour government. See Notes 3, 5 and 14 in the "Notes to the Financial Statements" herein for discussion of these matters. Additionally, other contingencies, including the possibility of changes in the valuation of the Teesside contract, and other matters that may affect future earnings potential are discussed in Notes 4 and 5.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Southern Investments UK plc and Subsidiaries (Successor
                 Company) and South Western Electricity plc and
                       Subsidiaries (Predecessor Company)

                 Index to the Consolidated Financial Statements


                                                                                                            Page
     Management's Report...............................................................................    II-9
     Report of Independent Public Accountants*.........................................................    II-10
     Consolidated Statements of Income.................................................................    II-12
     Consolidated Statement of Changes in Stockholder's Equity.........................................    II-13
     Consolidated Statements of Cash Flows.............................................................    II-14
     Consolidated Balance Sheets.......................................................................    II-15
     Notes to the Consolidated Financial Statements....................................................    II-17




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


November 12, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of Southern Investments UK plc:


       We have audited the accompanying consolidated balance sheets of SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES (the "Company" being a company incorporated in England and Wales) as of March 31, 1997 and 1996, the related consolidated statements of income, changes in stockholder`s equity and cash flows for the year ended March 31, 1997 and for the period from inception (June 23, 1995) to March 31, 1996. In addition we have audited the accompanying consolidated statements of income, changes in stockholder's equity, and cash flows of SOUTH WESTERN ELECTRICITY plc and SUBSIDIARIES for the period from April 1, 1995 to September 17, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

November 12, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholder's equity and cash flows of South Western Electricity plc and subsidiaries for the year ended March 31, 1995, in conformity with generally accepted accounting principles in the United States.



/s/ Arthur Andersen
ARTHUR ANDERSEN
Bristol, England

November 12, 1997

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
      FOR THE YEAR ENDED MARCH 31, 1997, AND FOR THE PERIOD FROM INCEPTION
                        (JUNE 23, 1995) TO MARCH 31, 1996

      SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
 FOR THE PERIOD FROM APRIL 1, 1995 TO SEPTEMBER 17, 1995 AND FOR THE YEAR ENDED
                                 MARCH 31, 1995

                         CONSOLIDATED INCOME STATEMENTS


                                                            (In Millions)
                                                                1997         1997        Inception      |  April 1, 1995      1995
                                                                                         (June 23,      |   to September     Note 2
                                                                                         1995) to       |     17, 1995
                                                                                         March 31,      |       (1)
                                                                                         1996 (1)       |
                                                              Successor    Successor     Successor      | Predecessor   Predecessor
                                                              (pound)       $             (pound)       |  (pound)          (pound)
                                                                                                        |
OPERATING REVENUES                                                848        1,395          481         |       299             776
COST OF SALES                                                     594          977          318         |       186             480
                                                              -------      -------      -------         |   -------         -------
GROSS MARGIN                                                      254          418          163         |       113             296
                                                              -------      -------      -------         |   -------         -------
OPERATING EXPENSES:                                                                                     |
    Maintenance                                                    35           57           21         |        18              55
    Depreciation and amortization                                  43           71           22         |        15              31
    Selling, general and administrative                            51           84           34         |        40              81
                                                              -------      -------      -------         |   -------         -------
              Total operating expenses                            129          212           77         |        73             167
                                                              -------      -------      -------         |   -------         -------
              Operating income                                    125          206           86         |        40             129
                                                              -------      -------      -------         |   -------         -------
OTHER INCOME (EXPENSE):                                                                                 |
    Interest income                                                 2            3            7         |         2               7
    Interest expense                                              (52)         (86)         (28)        |        (5)            (11)
    Gain on sale of investments                                     6           10           14         |         -               -
    Investment income                                               6           10            -         |         -              16
    Other, net                                                      -            -            2         |         1               -
                                                              -------      -------      -------         |   -------         -------
              Total other income(expense)                         (38)         (63)          (5)        |        (2)             12
                                                              -------      -------      -------         |   -------         -------
                                                                                                        |
INCOME BEFORE INCOME TAXES                                         87          143           81         |        38             141
PROVISION FOR INCOME TAXES                                         32           53           28         |        13              47
                                                              -------      -------      -------         |   -------         -------
                                                                                                        |

                                                                                                        |
INCOME FROM DISCONTINUED OPERATIONS, net of income                                                      |
    tax effect of (pound)0                                          -            -            -         |        (1)              1
                                                                                                        |
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net                                                        |
    of income tax effect of (pound)5                                -            -            -         |         -              (9)
                                                                                                        |
EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF                                                           |
    DEBT, net of income tax effect of (pound)3                      -            -            6         |         -               -

NET INCOME                                              (pound)    55      $    90  (pound)  59         |  (pound)24    (pound)  86
                                                        =============      =======   ==========         |  =========    ===========

-------------
(1)      See Note 15 for Details of Pro Forma Fiscal Year 1996.

   The accompanying notes are an integral part of these consolidated statements.

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
      FOR THE YEAR ENDED MARCH 31, 1997, AND FOR THE PERIOD FROM INCEPTION
                        (JUNE 23, 1995) TO MARCH 31, 1996

      SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
 FOR THE PERIOD FROM APRIL 1, 1995 TO SEPTEMBER 17, 1995 AND FOR THE YEAR ENDED
                                 MARCH 31, 1995

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (In Millions)


                                                 Number of                   Ordinary      Share          Retained         Total
                                                 Ordinary        Share      Shares of      Premium       Earnings/     Stockholders'
                                                  Shares        Capital       50p Each      Account      (Deficit)        Equity
                                                 (pound)        (pound)      (pound)       (pound)        (pound)         (pound)
                                               ------------- ------------- ------------- ------------- ------------- --------------
   PREDECESSOR COMPANY

   Balance, March 31, 1994                          123            62             -             -           351             413

   Repurchase of own shares                         (12)           (6)            -             6          (103)           (103)
   Issue of share capital                             -             -             -             -             -             -
   Dividends (25p per share)                          -             -             -             -           (30)            (30)
   Net income (Note 2)                                -             -             -             -            86              86
                                                   ----          ----          ----           ----         ----            ----
   Balance, March 31, 1995                          111            56             -             6           304             366

   Issue of share capital                             1             -             2             -             -               2
   Dividends:
      20p per share for 111 million shares            -             -             -             -           (23)            (23)
      65p per share for 81 million shares             -             -             -             -           (52)            (52)
   Net income                                         -             -             -             -            24              24
                                                   ----          ----          ----          ----          ----            ----
   Balance, September 17, 1995                      112            56             2             6           253             317
                                                   ====          ====          ====          ====          ====            ====

   SUCCESSOR COMPANY

   Balance, June 23, 1995                             -             -             -             -             -             -

   Net income                                         -             -             -             -            59              59
   Proceeds from sale of National Grid
     Holdings reflected as dividends
     (Note 13)                                        -             -             -             -          (191)           (191)
   Conversion of advances to equity
     (Note 13)                                      315           315             -             -             -             315
   Equity contribution (Note 13)                    185           185             -             -             -             185
                                                   ----          ----          ----           ----         ----            ----
Balance, March 31, 1996                             500           500             -             -          (132)            368

   Net income                                         -             -             -             -            55              55
   Dividends declared on common stock                 -             -             -             -           (37)            (37)
                                                   ----          ----          ----           ----         ----            ----
Balance, March 31, 1997                             500           500             -             -          (114)            386
                                                   ====          ====          ====           ====         ====            ====



  The accompanying notes are an integral part of this consolidated statement.

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
      FOR THE YEAR ENDED MARCH 31, 1997, AND FOR THE PERIOD FROM INCEPTION
                        (JUNE 23, 1995) TO MARCH 31, 1996

      SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
 FOR THE PERIOD FROM APRIL 1, 1995 TO SEPTEMBER 17, 1995 AND FOR THE YEAR ENDED
                                 MARCH 31, 1995

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In Millions)
                                                                 1997        1997       Inception  |     April 1,     1995
                                                                                        (June 23,  |     1995 to    Note 2
                                                                                         1995) to  |     September
                                                                                         March 31, |     17, 1995
                                                                                           1996    |
                                                                 Successor   Successor   Successor |   Predecessor   Predecessor
                                                                  (pound)      $           (pound) |     (pound)      (pound)
CASH FLOWS FROM OPERATING ACTIVITIES:                                                              |
   Net income                                                        55          90            59  |          24               86
                                                                  -----       -----         -----  |       -----           ------
   Adjustments to reconcile net income to net cash                                                 |
       provided by operating activities:                                                           |
     Depreciation and amortization                                   43          71            22  |          15               31
     Gain on sale of investments                                     (6)        (10)          (14) |           -                -
     Gain on early extinguishment of debt                             -           -            (9) |           -                -
     Changes in assets and liabilities:                                                            |
      Receivables, net                                              (22)        (36)            6  |          32               (5)
      Accounts payable                                              (29)        (48)          (39) |          (7)               1
      Accrued income taxes                                           50          82             5  |          (3)              (5)
      Other, net                                                    (32)        (52)           (5) |           8               (8)
                                                                  -----       -----         ------ |       -----           ------
        Total adjustments                                             4           7           (34) |          45               14
                                                                  -----       -----         ------ |       -----           ------
        Net cash provided by operating activities                    59          97            25  |          69              100
                                                                  -----       -----         -----  |       -----           ------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                              |
   Consideration for purchase of SWEB paid to former                                               |
       shareholders                                                   -           -        (1,023) |           -                -
   Capital expenditures                                             (70)       (115)          (37) |         (22)             (68)
   Loans to related parties                                          (2)         (3)            -  |          (3)               -
   Proceeds from property, plant and equipment sales                  7          11             -  |           5                1
   Purchases of investments                                           -           -             -  |         (28)             (66)
   Proceeds from sales of investments                                17          28           270  |          26               66
                                                                  -----       -----         -----  |       -----           ------
        Net cash used in investing activities                       (48)        (79)         (790) |         (22)             (67)
                                                                  -----       -----        ------  |       -----           ------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                              |
   Proceeds from advances from parent                                 -           -           315  |           -                -
   Capital contribution received                                      -           -           185  |           -                -
   Proceeds from issuance of notes                                    -           -           650  |           -                -
   Proceeds from issuance of bonds                                  300         494           597  |           -                -
   Repayment of notes and bonds                                       -           -          (696) |           -                -
   Change in short term borrowings                                 (366)       (602)            -  |         (23)              24
   Common shares purchased                                            -           -             -  |           -             (103)
   Issue of share capital                                             -           -             -  |           2                -
   Issue of mandatorily redeemable preferred securities              50          82             -  |           -                -
   Payment of preacquisition dividends                                -           -           (75) |           -                -
   Payment of dividends                                             (12)        (20)         (191) |           -              (30)
                                                                  -----       -----         -----  |       -----           ------
        Net cash (used in) provided by financing activities         (28)        (46)          785  |         (21)            (109)
                                                                  -----       -----         -----  |       -----           ------
                                                                                                   |
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (17)        (28)           20  |          26              (76)
                                                                                                   |

                                                                  -----       -----         -----  |       -----           ------
                                                                                                   |
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  (pound)   3      $    5  (pound)   20  |  (pound) 53     (pound)   27
                                                            ===========       =====  ============  |  ==========     ============
                                                                                                   |
SUPPLEMENTAL CASH FLOW INFORMATION:                                                                |
   Cash paid for interest                                   (pound)   48      $  79  (pound)   21  |(pound)    5     (pound)   11
                                                            ============      =====  ============  | ===========     ============
   Cash  (received from) paid for income tax                (pound)  (14)     $ (23) (pound)   26  |(pound)    6     (pound)   33
                                                            ============      ====== ============  | ===========     ============
   Conversion of debt to equity                             (pound)    -      $   -  (pound)  315  |(pound)    -     (pound)    -
                                                            ============      =====  ============  | ===========     ============

   The accompanying notes are an integral part of these consolidated statements.

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1997 AND 1996


                                  (In Millions)


                                           ASSETS                                              1997           1997            1996
                                                                                                                             Note 2
        ------------------------------------------------------------------                    ----------     ------         -------
                                                                                                (pound)      $              (pound)
        PROPERTY, PLANT, AND EQUIPMENT                                                            1,312       2,158          1,227
            Less accumulated depreciation                                                            59          97             20
                                                                                                 ------      ------         ------

                          Property, plant, and equipment, net                                     1,253       2,061          1,207
                                                                                                 ------      ------         ------

        OTHER ASSETS
            Investments                                                                              19          31             22
            Prepaid pension cost                                                                    105         173             95
            Goodwill, net of accumulated amortization of (pound)7 ($12) at
               March 31, 1997 and(pound)2 at March 31, 1996                                         176         289            177
                                                                                                 ------      ------         ------
                          Total other assets                                                        300         493            294
                                                                                                 ------      ------         ------

        CURRENT ASSETS:
            Cash and cash equivalents                                                                 3           5             20
            Investments                                                                              18          30             26
            Receivables :
               Customer accounts, less provision for uncollectables of (pound)12
               ($20) at March 31, 1997 and(pound)17 at March 31, 1996                               120         197             95
               Other                                                                                 12          20             20
                                                                                                 ------      ------         ------
                          Receivables, net                                                          132         217            115
            Materials and supplies                                                                    3           5              3
            Prepaid expenses                                                                         12          20             25
                                                                                                 ------      ------         ------
                          Total current assets                                                      168         277            189

                          Total assets                                                     (pound)1,721      $2,831   (pound)1,690
                                                                                           ============      ======   ============



 The accompanying notes are an integral part of these consolidated balance sheets.

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1997 AND 1996


                                  (In Millions)



                          STOCKHOLDER'S EQUITY AND LIABILITIES                                      1997         1997        1996
                                                                                                    ----         ----        ----
                                                                                                                            Note 2
-------------------------------------------------------------------------------
                                                                                               (pound)           $          (pound)
STOCKHOLDER'S EQUITY
    Common stock, (pound)1 par value, 500,400,587 shares authorized, issued and
       outstanding                                                                                  500          822         500
    Retained earnings (deficit)                                                                    (114)        (187)       (132)
                                                                                                 ------       ------     -------
              Total stockholder's equity                                                            386          635         368
                                                                                                 ------       ------     -------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SOUTHERN
    INVESTMENTS UK CAPITAL TRUST I HOLDING COMPANY JUNIOR SUBORDINATED DEBENTURES
    (Note 11)
                                                                                                     50           82            -

NON-CURRENT LIABILITIES
    Long-term debt                                                                                  301          495            -
    Deferred income taxes                                                                           377          620          352
    Provision for loss contracts (Note 5)                                                            69          114           62
    Other (Note 2)                                                                                   59           97           70
                                                                                                 ------       ------      -------
              Total non-current liabilities                                                         806        1,326          484
                                                                                                 ------       ------      -------

CURRENT LIABILITIES:
    Commercial paper                                                                                250          411            -
    Short-term borrowings                                                                            34           56          650
    Accounts payable                                                                                 46           76           45
    Accrued income taxes                                                                             31           51           19
    Unearned revenue                                                                                  5            8           10
    Common dividend declared                                                                         25           41            -
    Accrued interest                                                                                  9           15            -
    Other                                                                                            79          130          114
                                                                                                 ------       ------      -------
              Total current liabilities                                                             479          788          838
                                                                                                 ------       ------      -------

COMMITMENTS AND CONTINGENT MATTERS
    (NOTES 3, 4 and 5)

              Total stockholder's equity and liabilities                                   (pound)1,721       $2,831 (pound)1,690
                                                                                           ============       ====== ============


The accompanying notes are an integral part of these consolidated balance sheets.

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

       Southern Investments UK plc (the "Company") is a wholly-owned subsidiary of Southern Investments UK Holdings Limited ("Holdings") which is 75% owned indirectly by The Southern Company ("Southern") and 25% owned indirectly by PP&L Resources, Inc. The Company was incorporated as a public limited company under the laws of England and Wales on June 23, 1995 as a vehicle for the acquisition of South Western Electricity plc (together with its subsidiaries, "SWEB"). On September 18, 1995, the Company gained effective control of SWEB, having acquired approximately 84% of its shares (the "Acquisition"). Accordingly, the Company has designated September 18, 1995 as the effective date of the Acquisition (the "Acquisition Date"). Given that SWEB represents substantially all of the current operations of the Company, SWEB is considered the Predecessor Company (the "Predecessor Company"). All references in the financial statements to the Successor Company represent the Company and its subsidiaries and to the Predecessor Company represent South Western Electricity plc and its subsidiaries. See Note 8 for a further discussion of the Acquisition. The pro forma accounts for 1996 are based on the adjusted results for these two entities for the 12 months to March 31, 1996, as set out in Note 15.

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

Basis of Presentation

       The financial statements of the Company are presented in pounds sterling ((pound)) and in conformity with accounting principles generally accepted in the United States. The accompanying financial statements have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, SWEB is not subject to rate regulation, but, rather is subject to price cap regulation (Note 4) and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 contain deferred items which have not yet been included in rates charged to customers in compliance with the respective regulatory authorities, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying financial statements of the Company do not contain such deferrals.

       The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries and have been prepared from records maintained by SWEB in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company's ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method (Note 12).

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


       Solely for the convenience of the reader, pounds sterling amounts have been translated into US dollars at the exchange rate of $1.6448 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1997. The following table sets out this rate for previous periods:

       Fiscal Year                                   Period end     Average (1)           High          Low
       -----------                                   ----------     -----------           ----          ---
                                                                    ($ per (pound)1.00)

          1992....................................       1.51          1.77            2.00           1.51
          1993....................................       1.48          1.50            1.59           1.42
          1994....................................       1.57          1.53            1.64           1.46
          1995....................................       1.55          1.58            1.64           1.53
          1996....................................       1.53          1.53            1.56           1.50
          1997....................................       1.64          1.59            1.71           1.49

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

Property, Plant, and Equipment

       Property, plant, and equipment are recorded at fair market value as adjusted at the acquisition date in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations" ("APB No. 16"). Items capitalized subsequent to the Acquisition are recorded at original cost, which includes materials, labor, appropriate administrative and general costs, and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense.

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

Investments

       The Company accounts for its current investments in accordance with SFAS No. 115, "Accounting for Investments for Certain Debt and Equity Securities." These investments represent investments in debt securities, which management classifies as available-for-sale securities in accordance with SFAS No. 115. The Company's long-term investments consist of investments accounted for using the cost method (See Note 12).

Income Taxes

       SFAS No. 109, "Accounting for Income Taxes," requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences.

Financial Instruments

       The Company uses financial instruments primarily to mitigate the risk of exposure to volatility in electricity prices and fluctuations in interest and foreign currency rates. Such instruments are accounted for as hedges, and accordingly, gains and losses are deferred and recognized over the same period as the item hedged (Note 9).

       The Company's carrying amount of financial instruments at both March 31, 1997 and March 31, 1996 was zero (Note 9).

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


2. RESTATEMENT OF FINANCIAL INFORMATION

The Predecessor Company has restated its financial statements for the year ended March 31, 1995 and the Successor Company has restated its consolidated balance sheet at March 31, 1996. This action was taken as the directors have identified certain exceptional costs, principally relating to tree cutting, which due to existing obligations should have been recognized in the accounts of SWEB in the year ended March 31, 1995. The directors have revised the accounts of SWEB for the year ended March 31, 1995 recognizing such costs. In the opinion of the directors, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the March 31, 1995 financial statements of the Predecessor Company included herein, as originally reported, is as follows (in millions):

                                                                                 1995                        1995
                                                                           Originally                    Restated
                                                               --------------------------   ---------------------
                                                                 (pound)        $       (pound)             $
                            Net Income                               94           155            86           141
                            Operating Expenses                      157           258           167           275

The impact of these adjustments on the consolidated balance sheet of the Company at March 31, 1996 included herein, as originally reported, is as follows (in millions):

                                                                                 1996                        1996
                                                                           Originally                    Restated
                                                             ------------------------       ----------------------
                                                                (pound)        $            (pound)        $
                            Total assets                          1,686         2,773         1,690         2,780


3. RETIREMENT BENEFITS

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

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table shows the actuarial results and assumptions for pension benefits as computed under SFAS No. 87 (in millions):


                                                                    March 31,      March 31,      March 31,
                                                                       1997          1997           1996
Successor Company                                                   (pound)           $          (pound)

 Actuarial present value of benefit obligation
     Vested benefits.........................................          (493)         (811)          (488)
     Nonvested benefits......................................             -             -              -
                                                                       ----          ----           ----

 Accumulated benefit obligations.............................          (493)         (811)          (488)
 Effect of future benefit obligations........................           (37)          (61)           (37)
                                                                       ----          ----           ----

 Projected benefit obligations...............................          (530)         (872)          (525)
    Less:
        Fair value of plan assets............................           641         1,055            642
        Prior service cost                                                3             5              -
        Unrecognized net gain................................            (9)          (15)           (22)
                                                                       ----          ----           ----


 Prepaid asset recognized in the consolidated
   balance sheets............................................           105           173             95
                                                                       ====          ====           ====

The weighted average rates assumed in the actuarial calculations were as follows:

                                                                       1997              1996   |         1995
                                                                       ----              ----   |         ----
                                                                   Successor         Successor  |    Predecessor
 Discount rate...................................................      8.50%             8.75%  |        8.75%
 Annual salary rate increase.....................................      5.75%             6.00%  |        6.00%
 Long term rate of return on plan assets.........................      9.50%             9.50%  |        9.50%


The components of the plan's net pension income are shown below (in millions):


                                                                                        Period from   |    Period from
                                                                                         inception    |     April 1,
                                                                                       (June 23,      |     1995 to
                                                                                          1995) to    |   September 17,     Fiscal
                                                                   Fiscal Year         March 31,      |       1995           Year
                                                                       1997               1996        |                      1995
                                                                                                      |
                                                               (pound)       $            (pound)     |    (pound)        (pound)
 Benefits earned during the period.....................             9         15              2       |        3             5
 Interest cost on projected benefit obligation.........            44         72             22       |       20            37
 Actual return on plan  assets.........................           (66)      (109)           (50)      |      (69)            -
 Net amortization and  deferral........................             9         15             22       |       42           (56)
                                                                   --         --             --       |       --           ----
 Net pension income....................................            (4)        (7)            (4)      |       (4)          (14)
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

4. REGULATORY MATTERS

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

       In the supply business, which is progressively being opened to competition, price regulation still applies to the market for customers with a demand of not more than 100kW. The calculation of the maximum supply charge is based on a Supply Price Control Formula, similar to the DPCR and is set for a four-year period. In 1993, OFFER announced the supply franchise market (i.e. with demand of not more than 100kW) income entitlement for the four-year period ending March 1998. A relatively small efficiency factor of X = 2% was applied to SWEB and is being offset by an allowance for both unit and customer growth. The non-franchise markets (above 1MW) were opened to full competition during privatization in 1990; the non-franchise markets above 100kW were opened to full competition starting in April 1994. OFFER is currently undertaking a further Supply Price Control Formula review, effective from April 1, 1998; the result of their review is not expected to be announced before October, 1997.

5. COMMITMENTS AND CONTINGENT MATTERS

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

       Fiscal year
                                                  ((pound))          ($)
       1998.....................................     3                5
       1999.....................................     2                3
       2000.....................................     1                2
       2001.....................................     1                2
       2002.....................................     1                2
       Thereafter...............................     7               11
                                                    --               --
    Total minimum payment.......................    15               25
                                                    ==               ==

Labor Subject to Collective Bargaining Agreements

       Substantially all of SWEB's employees are subject to one of two collective bargaining agreements. Such agreements are ongoing in nature, and SWEB's employee participation level is consistent with that of the electric utility industry in Great Britain.

Change of Government in the UK

       On May 1, 1997 a new Labour government in the UK was elected. The Labour Party's election manifesto includes the commitment to introduce "a one-off windfall levy on the excess profits of privatised utilities". The total amount of government revenue to be raised by the tax and the allocation of the tax between utilities is scheduled to be announced as part of the government's budget in early July, 1997. There can be no assurance that the introduction of a windfall tax or other taxes or policies of the new government will not adversely affect the Company. See Note 14 in the "Notes to the Financial Statements" herein for a discussion of this matter.

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

Fiscal Year
1997 (Successor)                         Distribution         Supply           Other          Eliminations        Consolidated
----------------                       --------------       -----------      ----------      ----------------    ---------------
                                      (pound)    $      (pound)  $         (pound)    $     (pound)  $          (pound)        $

Operating revenues                       231    380        788    1,296        63    104     (234)    (385)         848     1,395
Operating income                         108    178         12       20         6     10       (1)      (2)         125       206
Total assets employed at period-end    1,481  2,436        133      219       107    176        -        -        1,721     2,831
Capital expenditures                      64    106          3        5         3      5       (1)      (2)          69       114


Inception (June 23, 1995) to
March 31, 1996 (Successor)               Distribution         Supply           Other          Eliminations        Consolidated
--------------------------             --------------       -----------      ----------      ---------------     --------------
                                         (pound)          (pound)         (pound)            (pound)               (pound)

Operating revenues                           147               450              33               (149)                  481
Operating income                              72                13               1                  -                    86
Total assets employed at period-end        1,426               102             162                  -                 1,690
Capital expenditures                          32                 1               4                  -                    37


April 1, 1995 to September 17, 1995
(Predecessor)                            Distribution         Supply           Other           Eliminations        Consolidated
------------------------------------    -------------       -----------       --------         -------------     ---------------
                                          (pound)              (pound)          (pound)          (pound)               (pound)

Operating revenues                           105               276              23               (105)                  299
Operating income                              42                 2              (4)                 -                    40
Total assets employed at period-end          537                54             289                (45)                  835
Capital expenditures                          19                 -               2                  -                    21


Fiscal Year
1995 (Predecessor) (Note 2)              Distribution         Supply           Other          Eliminations        Consolidated
---------------------------            --------------       -----------     ----------      ---------------       ------------
                                         (pound)            (pound)          (pound)            (pound)               (pound)

Operating revenues                           274               725              57               (280)                  776
Operating income                             102                18              10                 (1)                  129
Total assets employed at period-end          531                93             294                (49)                  869
Capital expenditures                          54                 -              13                  -                    67


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

7. INCOME TAXES

       Details of the income tax provisions are as follows (in millions):


                                                                              Period from     |   Period from April
                                                                          inception (June 23, |      1, 1995 to
                                                         Fiscal Year       1995) to March 31, |  September 17, 1995     Fiscal Year
                                                             1997               1996          |    Predecessor            1995
                                                          Successor            Successor      |                        Predecessor
                                                                                              |                          (Note 2)
                                                       ------------        ------------------ |-------------------    ------------
                                                        (pound)       $        (pound)        |    (pound)              (pound)
         Provision for income taxes:                                                          |
           Currently payable                               21         35           12         |         10                33
           Deferred                                        11         18           19         |          3                 9
                                                           --         --           --         |         --                --
             Total provisions                              32         53           31         |         13                42
                                                           ==         ==           ==         |         ==                ==


       The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows (in millions):

                                                                                             March 31,             March 31,
                                                                                               1997                  1996
                                                                                           -------------           ---------
                                                                                         (pound)     $              (pound)

         Deferred tax liabilities:
           Property, plant, and equipment basis differences....................              363      597             341
           Pensions............................................................               35       58              32
                                                                                             ---      ----           ----
                  Total........................................................              398      655             373
                                                                                             ---     ----            ----
          Deferred tax assets:
                   Acquisition related accruals................................               21       35              21
                                                                                             ---      ---             ---

         Net deferred tax liabilities in consolidated balance sheet............              377      620             352
                                                                                             ===      ===             ===


     Reconciliations of the UK statutory rate to the effective income tax rate are as follows:

                                                                                   Period from   |
                                                                                 inception (June |     Period from
                                                                    Fiscal        23, 1995) to   |  April 1, 1995 to
                                                                     Year        March 31, 1996  |    September 17,     Fiscal Year
                                                                     1997           Successor    |        1995              1995
                                                                  ------------   --------------- |  --------------      ------------
                                                                   Successor     Successor       |    Predecessor      Predecessor
                                                                                                 |
                                                                                                 |
         UK statutory rate                                              33%            33%       |         33%                33%
         Nondeductible amortization of goodwill.                         2              1        |          -                  -
         Other permanent differences                                     1              -        |          2                  -
                                                                       ---            ---        |        ---                ---
         Effective income tax rate                                      36%            34%       |        35%                33%
                                                                       ===            ===        |        ===                ===

                                      II-25

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8. ACQUISITION

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

                                                        Pro Forma
                                              Fiscal Year Ended March 31
                                              --------------------------
                                                 1996             1995
                                              -------------      -----------
                                             (pound)  $         (pound)  $
Operating Revenues (in millions)               780    1,283        776   1,276
Net income (in millions)                        49       81         47      77

9. FINANCIAL INSTRUMENTS

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

     The Company is exposed to losses in the event of nonperformance by counterparties to its CFDs, interest rate swaps and currency hedging contracts. To manage this credit risk, the Company selects counterparties based on their credit ratings, limits its exposure to any one counterparty under defined guidelines, and monitors the market position of the programs and its relative market position with each counterparty.

10. CAPITAL BUDGET

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

11. FINANCING

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

12. SALE OF INVESTMENTS

       The Company's long-term investments accounted for under the cost method consist of its 7.69% ownership of Teesside (Note 5), the fair value of which is not readily determinable. The Company's short-term investments are classified as available-for-sale under SFAS No. 115, the fair value of which approximated cost at March 31, 1997.

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

13. COMMON STOCKHOLDER'S EQUITY

       As discussed in Note 8, the Company obtained effective control of SWEB on September 18, 1995. During October 1995, (pound)315 million ($518 million) of advances from the parent of the Company were converted to share capital, an equity contribution of (pound)185 million ($304 million) was received from the parent of the Company, and a combination of short-term and long-term debt financing was obtained to facilitate the payment of the former shareholders. These transactions are reflected in the consolidated statements of cash flows.

       Dividends in the amount of (pound)191 million ($314 million) were declared and paid by the Company during the period ending March 31, 1996 as proceeds from the sale of the Company's shares in NGH (Note 12) provided cash in addition to that provided from operations during the period.

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


14. SUBSEQUENT EVENTS

       On May 1, 1997 a new Labour government in the UK was elected and on June 10, 1997 a UK Court ruling on a pensions matter was announced. See Notes 5 and 3 respectively.

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

15. UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME FOR THE 12 MONTHS ENDED MARCH 31, 1996

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


                                                                      (In Millions)
                         -------------------------------------------------------------------------------------------------------
                                Successor Period   |    Predecessor                                           Pro forma for
                               Inception (June 23, |  Period April 1,                                        the Year Ended
                               1995) to March 31,  |  1995 to September                                       March 31, 1996
                                      1996         |      17, 1995                  Adjustments
                                    (audited)      |     (audited)                                               US GAAP
                                     US GAAP       |      US GAAP
                         ---------------------------------------------  --------------------------------      ----------------
                                                   |
                 `                   (pound)       |  (pound)            1      2       3      4       5     (pound)
                                                   |
OPERATING REVENUES                        481      |       299           -      -       -      -       -          780
COST OF SALES                             318      |       186           -      -       -      -       -          504
                                         ----      |      ----         ---    ---     ---    ---      ---         ---
GROSS MARGIN                              163      |       113           -      -       -      -       -          276
                                         ----      |      ----         ---    ---     ---    ---      ---         ---
OPERATING EXPENSES:                                |
  Maintenance                              21      |        18           -      -       -      -       -           39
  Depreciation and amortization            22      |        15           3      2       -      -       -           42
  Selling, general, and  administrative    34      |        40           -      -       -      -      (8)          66
                                         ----      |      ----          ---    ---    ---    ---     ---          ---
     Total operating expenses              77      |        73           3      2       -      -      (8)         147
                                                   |
                                         ----      |      ----          ---    ---    ---    ---     ---          ---
     Operating  income                     86      |        40          (3)    (2)      -      -       8          129
                                         ----      |      ----          ---    ---    ---    ---     ---          ---
OTHER INCOME (EXPENSE):                            |
  Interest income                           7      |         2            -     -       -      -       -            9
  Interest expense                        (28)     |        (5)           -     -      (1)   (32)      -          (66)
  Gain on sale of investments              14      |         -            -     -       -      -     (14)           -
  Other, net                                2      |         1            -     -       -      -       -            3
                                         ----      |      ----          ---   ---     ---    ---    ---           ---
     Total other income (expense)          (5)     |        (2)           -     -      (1)   (32)    (14)         (54)
                                         ----      |      ----          ---   ---     ---    ---     ---          ---
INCOME  BEFORE INCOME TAXES                81      |        38           (3)   (2)     (1)   (32)     (6)          75
                                                   |
PROVISION FOR INCOME TAXES                 28      |        13           (1)   (1)      -    (11)     (2)          26
                                         ----      |      ----          ---   ---     ---    ---     ---          ---
INCOME FROM CONTINUING                             |
  OPERATIONS                               53      |        25           (2)   (1)     (1)   (21)     (4)          49
                                         ====      |      ====          ===   ===     ===    ===     ===          ===


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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

       At the request of the board of directors of SWEB, Ernst & Young, Chartered Accountants, tendered their resignation, which was accepted effective September 18, 1995, as independent auditors of SWEB, the report of which did not contain an adverse opinion or disclaimer of opinion for the fiscal year 1994. Nor was the report modified as to uncertainty, audit scope, or accounting principles. During the fiscal year 1994, and to the date of their resignation, September 18, 1995, there were no unresolved disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have warranted reference to the subject matter of such disagreement(s) in connection with its report.

       On September 18, 1995, the board of directors of the Company approved the engagement of Arthur Andersen, Independent Public Accountants, as independent auditors of SWEB. Arthur Andersen has been the independent auditor of the Company since its inception (June 23, 1995), and is the independent auditor of Southern, the ultimate parent of SWEB.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report on this Form 10-K:

         (1)    Financial Statements:
                The financial statements and the related reports of independent public accountants filed as a part of this annual report are listed under Item 8 herein.

         (2)    Financial Statement Schedules:

                Reports of Independent Public Accountants as to Schedules for SOUTHERN INVESTMENTS UK plc and Subsidiaries (Successor Company) and SOUTH WESTERN ELECTRICITY plc and Subsidiaries (Predecessor Company) are included herein on pages S-1 through S-2.

                Financial Statement Schedules for the Company are included herein on page S-3.


         (3)    Exhibits:
                Exhibits are listed in the Exhibit Index on page E-1 and E-2.

     (b) Reports on Form 8-K:
         The registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Southern Investments UK plc, a public limited company incorporated and existing under the laws of England and Wales, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 12th day of November, 1997.

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

              Signature             Title                  Date

      RICHARD J. PERSHING           Chairman and Chief
                                    Executive Officer


      CARSON B. HARRELD            Chief Financial and
                                   Accounting Officer


      THOMAS G. BOREN         |
                              |
      GALE E. KLAPPA          |
                              |
      C. PHILIP SAUNDERS      |
                              |    Directors
      ACCENTACROSS LIMITED    |
                              |
      By: Robert D. Fagan     |
           Director           |
                              |
      MIGHTEAGER LIMITED      |
                              |
      By: Roger L. Petersen   |
           Director           |
                              |

      /s/ WAYNE BOSTON                                     November 12, 1997
         Wayne Boston
        Attorney-in-Fact

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

To the Board of Directors of Southern Investments UK plc:

We have audited in accordance with generally accepted auditing standards, the financial statements of SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (Successor Company) included in this report and have issued our report thereon dated November 12, 1997. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14
(a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen
ARTHUR ANDERSEN

Bristol, England
November 12, 1997

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To the Board of Directors of South Western Electricity plc:

We have audited in accordance with generally accepted auditing standards, the financial statements of SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (Predecessor Company) included in this report and have issued our report thereon dated November 12, 1997. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen
ARTHUR ANDERSEN

Bristol, England
November 12, 1997


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      FOR THE YEARS ENDED MARCH 31, 1997, AND 1995 AND FOR THE PERIODS FROM
              INCEPTION (JUNE 23, 1995) TO MARCH 31, 1996 AND FROM
                       APRIL 1, 1995 TO SEPTEMBER 17, 1995

                                  (In Millions)

                                                                             Additions
                                                                     -----------------------------
                                                                      Charged
                                                      Balance at      to Costs    Charged                         Balance at
                                                      Beginning         and      to Other                           End of
                                                      of Period      Expenses    Accounts    Deductions             Period
                                                      (pound)        (pound)      (pound)    (pound)               (pound)
                                                      ------------  ---------   ----------   ----------        --------------
 Provision for Uncollectable Accounts
   Predecessor Company
     Year-Ended March 31, 1995...............            13               7                      (8)              12
                                                         ==              ==                     ===               ==

     Period from April 1, 1995 to September 17,
        1995.................................            12               2                      (3)              11
                                                         ==              ==                     ===               ==


   Successor Company
     Period from Inception (June 23, 1995) to
        March 31, 1996 ......................            15 (1)           3                      (1)              17
                                                         ==              ==                     ===               ==

     Year-Ended March 31, 1997...............            17 (1)          (2)                     (3)              12
                                                         ==              ===                    ===               ==
-------------
(1)   In the period from inception (June 23, 1995) to March 31, 1996, the value shown includes an additional(pound)4 million of provision created resulting from application of purchase accounting at the acquisition.  In the year ended March 31, 1997,
      (pound)2 million of this provision was reversed as part of the review of the purchasing accounting adjustments.