Form 10-Q
period 1997-09-30
SOUTHERN INVESTMENTS UK PLC
filed 1997-11-13
CIK 1019672

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1997
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

      Commission    Registrant, State of Incorporation,      I.R.S. Employer
      File Number   Address and Telephone Number             Identification No.
      -----------   ----------------------------------        -----------------
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
Yes X   No ___

                                              Description of                          Shares Outstanding
Registrant                                    Common Stock                            at October 31, 1997
----------                                    ------------                            -------------------
Southern Investments UK plc                   Par Value(pound)1 Per Share                  500,400,587



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)


                                                                          For the Three Months Ended September 30,
                                                                          ----------------------------------------

                                                                                1997                           1996
                                                                                ----                           ----
                                                                                     (Note F)

OPERATING REVENUES                                                  (pound) 162        $ 261            (pound) 179
COST OF SALES                                                               101          163                    122
                                                                         ------       ------                 ------
GROSS MARGIN                                                                 61           98                     57
                                                                         ------       ------                 ------
OPERATING EXPENSES:
    Maintenance                                                               9           15                      9
    Depreciation and amortization                                            12           19                     11
    Selling, general, and administrative                                     15           24                     13
                                                                         ------       ------                 ------
              Total operating expenses                                       36           58                     33
                                                                         ------       ------                 ------
              Operating income                                               25           40                     24
                                                                         ------       ------                 ------
OTHER INCOME (EXPENSE):
    Interest income                                                           1            2                      -
    Interest expense                                                        (15)         (24)                   (13)
    Other, net                                                                2            3                      2
                                                                         ------       ------                 ------
              Total other income (expense)                                  (12)         (19)                   (11)
                                                                         ------       ------                 ------
INCOME BEFORE INCOME TAXES                                                   13           21                     13

INCOME TAXES
    Customary                                                               (11)         (18)                    (5)
    Effect of change in tax rates (Note G)                                   22           36                      -
    Windfall levy (Note G)                                                  (90)        (145)                     -
                                                                         ------       ------                 ------
NET (LOSS) INCOME                                                   (pound) (66)      $ (106)             (pound) 8
                                                                         ------       ------                 ------




 The accompanying notes form an integral part of these condensed consolidated statements.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)


                                                                           For the Six Months Ended September 30,
                                                                           --------------------------------------

                                                                                1997                           1996
                                                                                ----                           ----
                                                                                     (Note F)

OPERATING REVENUES                                                  (pound) 334        $ 538             (pound)360
COST OF SALES                                                               212          342                    244
                                                                         ------       ------                 ------
GROSS MARGIN                                                                122          196                    116
                                                                         ------       ------                 ------
OPERATING EXPENSES:
    Maintenance                                                              17           28                     18
    Depreciation and amortization                                            23           37                     22
    Selling, general, and administrative                                     30           48                     25
                                                                         ------       ------                 ------
              Total operating expenses                                       70          113                     65
                                                                         ------       ------                 ------
              Operating income                                               52           83                     51
                                                                         ------       ------                 ------
OTHER INCOME (EXPENSE):
    Interest income                                                           1            2                      -
    Interest expense                                                        (28)         (45)                   (26)
    Gain on sale of investments                                               -            -                      1
    Other, net                                                                7           11                      4
                                                                         ------       ------                 ------
              Total other income (expense)                                  (20)         (32)                   (21)
                                                                         ------       ------                 ------
INCOME BEFORE INCOME TAXES                                                   32           51                     30

INCOME TAXES:
    Customary                                                               (16)         (26)                   (11)
    Effect of change in tax rates (Note G)                                   22           36                      -
    Windfall levy (Note G)                                                  (90)        (145)                     -
                                                                         ------       ------                 ------
NET (LOSS) INCOME                                                   (pound) (52)       $ (84)            (pound) 19
                                                                         ------       ------                 ------






The accompanying notes form an integral part of these condensed consolidated statements.


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                                    For the Six Months Ended September 30,
                                                                    --------------------------------------

                                                                              1997                   1996
                                                                              ----                   ----
                                                                                (Note F)
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                                         (pound) 95    $ 153        (pound) 63
                                                                        ------    -----             -----
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (44)     (71)              (30)
    Other                                                                   (2)      (3)                4
                                                                        ------    -----             -----
              Net cash used in investing activities                        (46)     (74)              (26)
                                                                        ------    -----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of dividends                                                  (59)     (95)              (12)
    Change in short-term borrowings                                          8       13               (42)
                                                                        ------    -----             -----
              Net cash used in financing activities                        (51)     (82)              (54)
                                                                        ------    -----             -----

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (2)      (3)              (17)

CASH AND CASH EQUIVALENTS, beginning of period                               3        5                20
                                                                        ------    -----             -----

CASH AND CASH EQUIVALENTS, end of period                             (pound) 1      $ 2         (pound) 3
                                                                        ======    =====             =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:

              Cash paid for interest                               (pound) (27)   $ (44)      (pound) (27)
                                                                        ======    =====             =====
              Cash (paid) received for income tax                   (pound) (6)   $  (9)       (pound) 16
                                                                        ======    =====             =====






The accompanying notes form an integral part of these condensed consolidated statements.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                     ASSETS

                                                                                     September 30, 1997        March 31,
                                                                                     ------------------        ---------
                                                                                        (Unaudited)               1997
                                                                                        -----------               ----
                                                                                                  (Note F)

PROPERTY, PLANT, AND EQUIPMENT:                                               (pound) 1,352        $2,179  (pound) 1,312
    Less accumulated depreciation                                                        80           129             59
                                                                                     ------        -------       -------
              Property, plant, and equipment, net                                     1,272         2,050          1,253
                                                                                     ------        ------        -------

OTHER ASSETS:
    Investments                                                                          19            31             19
    Prepaid pension cost                                                                110           177            105
    Goodwill, net of accumulated amortization of (pound)9 ($15) at
         September 30 and(pound)7 at March 31                                           174           280            176
                                                                                     ------        ------        -------
              Total other assets                                                        303           488            300
                                                                                     ------        ------        -------
CURRENT ASSETS:
    Cash and cash equivalents                                                             1             2              3
    Investments                                                                          21            34             18
    Receivables:
      Customer accounts, less provision for uncollectables of (pound)14 ($23) at
        September 30 and(pound)12 at March 31                                            57            92            120
      Other                                                                              11            17             12
                                                                                     ------        ------        -------
              Receivables, net                                                           68           109            132

    Materials and supplies                                                                3             5              3
    Prepaid expenses                                                                     17            27             12
                                                                                     ------        ------        -------
              Total current assets                                                      110           177            168
                                                                                     ------        ------        -------

              Total assets                                                    (pound) 1,685        $2,715  (pound) 1,721
                                                                                     ======        ======        =======






The accompanying notes are an integral part of these condensed consolidated balance sheets.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                      STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                                     September 30, 1997        March 31,
                                                                                     ------------------        --------
                                                                                        (Unaudited)               1997
                                                                                         ----------               ----
                                                                                                 (Note F)

STOCKHOLDER'S EQUITY:
    Common stock, (pound)1 par value, 500,400,587 shares authorized, issued
     and outstanding                                                               (pound) 500       $  805     (pound) 500
    Retained earnings (deficit) (Note B)                                                  (200)        (322)           (114)
                                                                                        ------       ------          ------
             Total stockholder's equity                                                    300          483             386
                                                                                        ------       ------          ------
COMPANY OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SOUTHERN INVESTMENTS
UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
SUBORDINATED DEBENTURES                                                                    50            81              50

NON-CURRENT LIABILITIES:
    Long-term debt                                                                        301           485             301
    Deferred income taxes                                                                 357           575             377
    Windfall levy                                                                          45            72               -
    Provision for loss contracts (Note C)                                                  69           111              67
    Other                                                                                  58            94              61
                                                                                       ------        ------          ------
             Total non-current liabilities                                                830         1,337             806
                                                                                       ------        ------          ------
CURRENT LIABILITIES:
    Commercial paper                                                                      178           286             250
    Short-term borrowings                                                                 114           184              34
    Accounts payable                                                                       28            45              46
    Accrued income taxes                                                                   42            68              31
    Windfall levy                                                                          45            73               -
    Unearned revenue                                                                       10            16               5
    Common dividend declared                                                                -             -              25
    Accrued interest                                                                        8            13               9
    Other                                                                                  80           129              79
                                                                                       ------        ------          ------
             Total current liabilities                                                    505           814             479
                                                                                       ------        ------          ------

             Total stockholder's equity and liabilities                         (pound) 1,685        $2,715   (pound) 1,721
                                                                                       ======        ======          ======



 The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

(A) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments except for the provision for windfall levy and credit to deferred taxes for an income tax rate change) necessary to present fairly the results of the three-month and six-month periods ended September 30, 1997 and 1996. The Company's fiscal year end is March 31. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

(B) The condensed consolidated balance sheet as at March 31, 1997 included herein has been extracted from audited financial statements; all other figures are unaudited. The condensed financial statements included herein have been reviewed by the Company's independent public accountants and their report is included herein as Exhibit 15.

     The Company's sole investment and only significant asset is the entire share capital of South Western Electricity plc ("SWEB"), which is headquartered in Bristol, England. The Company shows a retained earnings deficit primarily due to the dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of SWEB's shares in The National Grid Holding plc ("NGH") provided cash in addition to that provided from operations. Dividends in the amount of (pound)37 million for fiscal year 1997 and interim dividends of (pound)34 million for 1998 were declared by the Company.

(C) SWEB has entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1, 1993. The contract sets electricity purchase prices that oscillate by predetermined indices. The Company has recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent wholesale electricity trading market (the "Pool") costs in that respective year. These costs have been discounted at an appropriate rate to their present value of (pound)69 million at September 30, 1997 and (pound)67 million at March 31, 1997.

(D) The Company and SWEB utilize certain financial derivative contracts for the purpose of risk management. The Company's and SWEB's participation in derivative contracts has been to hedge business exposure in connection with fluctuations in interest rates, currency rates related to certain of the Company liabilities, and electricity purchase costs. At September 30, 1997, the status of outstanding derivative contracts was as follows:

     (i) Interest rate swaps are used by the Company and SWEB to hedge their exposure to fluctuations in interest rates by allowing them to effectively convert their outstanding variable-rate debt into fixed debt. At September 30, 1997, sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totalling (pound)500 million, resulted in an unrealized loss of (pound)32 million.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (ii) Foreign currency swaps contracts are used by the Company to hedge exposure to US dollar liabilities in respect of outstanding debt. At September 30, 1997, currency swaps expiring between 2001 and 2007 with notional amounts totalling (pound)350 million, resulted in an unrealized profit of (pound)10 million.

     (iii) SWEB has contracts for differences ("CFDs") to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. CFDs are in place to hedge electricity purchases on approximately 22,790 GWh through the year 2008. Accordingly, the gains or losses on such contracts are deferred and recognized as electricity is purchased. It is not possible to estimate the fair value of these contracts at present as the contract prices are based on future events, the effects of which currently are not estimable.

(E) The Company and SWEB are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in aggregate. Neither the Company nor SWEB is a party to any material legal proceedings nor are they currently aware of any threatened material legal proceedings. As described below, the Company is aware of an issue which could subsequently impact SWEB.

     The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered on June 10, 1997. The High Court also granted the complainants leave to appeal to a higher court. No date has yet been set for any hearing in the Appeal court. If the complainants' appeal is successful either at the Appeal court or on a subsequent appeal to the House of Lords, it will have an adverse effect on SWEB. No payments are required until such challenge has been heard. It is not practical to make an estimate of the exposure at the present time.

(F) Solely for the convenience of the reader, pounds sterling amounts have been translated into US dollars at the exchange rate of $1.6117 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 1997.

(G) On July 2, 1997 the newly elected Labour government presented its first budget which included a "one-off windfall levy on the excess profits of the privatized utilities." Based upon the legislation, SWEB currently estimates its liability to be approximately (pound)90 million. Earlier, the Company filed an estimate of the windfall levy with the SEC. The Company has refined its estimate based on final income data for the years the tax impacted. The levy is payable in two equal installments on or before December 1, 1997 and December 1, 1998.

     The legislation also reduced the UK corporation tax rate from 33% to 31% on April 1, 1997. Such a decrease results in an accounting credit reducing SWEB's provision for deferred income taxes by approximately (pound)22 million.

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            SECOND FISCAL QUARTER 1998 vs. SECOND FISCAL QUARTER 1997
                                       AND
              FISCAL YEAR TO DATE 1998 vs FISCAL YEAR TO DATE 1997

INTRODUCTION

     The Company is a wholly-owned subsidiary of SWEB Holdings Limited (which changed its name from Southern Investments UK Holdings Limited on September 16,
1997) of which 75% is owned indirectly by Southern Company and 25% is owned indirectly by PP&L Resources, Inc. The Company was incorporated as a public limited company under the laws of England and Wales on June 23, 1995, as a vehicle for the acquisition of SWEB, one of the 12 regional electricity companies in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of SWEB. The Company's sole investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England.

     SWEB's two main business lines are the distribution of electricity and the supply of electricity to approximately 1.3 million customers, primarily in its franchise area in southwest England. This area covers approximately 5,560 square miles and has a resident population of approximately 2.8 million. SWEB also has ancillary business activities, including electricity generation.


RESULTS OF OPERATIONS

Earnings

     The first budget of the newly elected Labour government included a "one-off windfall levy on the excess profits of the privatized utilities." SWEB estimates its liability to be approximately (pound)90 million. The budget also reduced the UK corporation tax rate from 33% to 31%. This decrease results in an accounting credit reducing SWEB's provision for deferred income taxes by approximately (pound)22 million.

     The remainder of this discussion is on items other than the windfall levy and deferred income taxes.

     Operating income for the second quarter and year-to-date fiscal year 1998 was (pound)25 million and (pound)52 million, respectively, compared to (pound)24 million and (pound)51 million for the corresponding periods of fiscal year 1997. The increase in operating income of (pound)1 million in both the second quarter and year-to-date is due to increases in the distribution business of (pound)3 million and supply business of (pound)1 million, partly offset by a reduction in ancillary businesses.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Significant income statement items appropriate for discussion include the following:

                                                                            Increase (Decrease)
                                                          --------------------------------------------------------
                                                                Second Quarter               Year-To-Date
                                                          --------------------------------------------------------
                                                           (in millions)       %       (in millions)        %
    Operating Revenues..................................  (pound) (17)        (9)     (pound) (26)         (7)
    Cost of sales.......................................          (21)       (17)             (32)        (13)
    Selling, general and administrative expense.........            2         15                5          20
    Interest expense....................................            2         15                2           8
    Income taxes - customary............................            6        120                5          45

Operating revenues

     Revenue decreases were primarily within the supply business where revenues decreased by (pound)20 million for the quarter and (pound)34 million year to date. This is due mainly to a reduction in the fossil fuel levy which is passed through to customers.

Cost of sales

     Cost of sales primarily relate to the purchase cost of electricity. The decrease is largely due to the decrease in the fossil fuel levy, as mentioned above.

Selling, general and administrative expense

     The increase in cost primarily reflects a provision to restructure some of the ancillary businesses.

Interest expense

     The increase in interest expense is primarily due to an increase of 1% in short-term interest rates over the period combined with the retirement of floating rate debt funded with issuance of higher rate fixed interest preferred securities during the 1997 fiscal year.

Income taxes - customary

     The provision was increased for permanent differences and possible other disallowable items.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Future Earnings Potential

     The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including the level of energy sales and customer growth. A major impact on future earnings will be the interest charges from funding requirements to meet the windfall levy payments. An item that could also result in additional funding requirements relates to the outcome of a court ruling related to a pension matter. See Notes (G) and (E), respectively, in the "Notes to the Condensed Consolidated Financial Statements", and also "Financial Condition" herein for discussion of these matters.

     The largest portion (approximately 79%) of SWEB's operating income, in the year-to-date fiscal year 1998, is derived from its distribution business - essentially the operation and maintenance of the electricity network in its franchise area of the southwest of England. SWEB is the distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's service area.

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

       In the distribution business, the Distribution Price Control Formula ("DPCR") is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can require a one-time price adjustment. An initial review by the Regulator of allowable income in the distribution business led to a reduction of the price level by 14% for SWEB starting April 1, 1995, followed by efficiency factors of X = 2% for each year until March 2000 (before an allowed increase for inflation). On July 6, 1995, the Regulator announced the result of a further distribution price review which was precipitated by certain market events in the UK electric utility industry. For SWEB, such announcement meant a further real reduction of 11% in allowable distribution income for the twelve months from April 1, 1996, followed by an efficiency factor of X = 3% for each year until March 31, 2000, before an allowed increase for inflation. It is expected that the Regulator will undertake the next DPCR review in 1998 to become effective from April 1, 2000.

       Within the supply business, the non-franchise market above 1MW was opened to full competition during privatization in 1990 and the non-franchise market above 100kW was opened to full competition in April 1994. Regulation in respect of supply business charges currently applies only to Franchise Supply Customers. The calculation of the maximum supply charge is based on a Supply Price Control Formula ("SPCR"), similar to the DPCR, and is set for a four-year period. In 1993, the Regulator announced the supply franchise market (i.e. customers with demand of not more than 100kW) income entitlement for the four-year period ending March 1998. An efficiency factor of X = 2% (before an allowed increase for inflation) was applied to SWEB, offset by an allowance for both unit and customer growth.

       The exclusive right to supply Franchise Supply Customers (largely domestic and small commercial) is scheduled to be phased out over a six-month period commencing April 1, 1998, after which all supply customers will have the ability to choose their electricity supplier. SWEB intends to maintain a significant share of these customers by providing superior service and competitive pricing.

     On October 16, 1997 the Regulator announced the result of its current SPCR review for Franchise Supply Customers, effective from April 1, 1998. For SWEB, such announcement meant an average tariff reduction of 4.9% (before an allowed increase for inflation) for fiscal year 1999, after taking account of any over or under recovery from the existing formula, and a further 3% (before an

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


allowed increase for inflation) for fiscal year 2000. This average tariff reduction primarily reflects the expected reduction in power purchase costs after March 31, 1998 when expensive contracts for differences ("CFDs", see below), agreed by the government at the time of privatization of the electricity industry, will end. The resultant average tariffs in fiscal years 1999 and 2000 represent maximum price restraints intended to protect domestic and small business customers. Second tier suppliers, however, can price below the maximum price constraints in order to attract or retain customers when the remaining market is opened to competition. The Regulator has also proposed a penalty on all regional electricity companies, including SWEB, if the opening of the franchise market to competition is delayed; any penalty imposed on SWEB is not expected to be material.

       CFDs are used to hedge pool price risk in the electricity supply business. These are contracts predominantly between generators and suppliers which fix the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to payments between the parties to the particular CFD. The current SPCR governing the franchise supply market permits the pass-through to customers of prudent costs which include the cost of arrangements such as CFDs to hedge against Pool price volatility; the SPCR effective from April 1,1998 does not permit the automatic pass-through to customers of such costs. At the present time, SWEB's forecast franchise supply market demand for fiscal year 1998 is substantially hedged through various types of agreements including CFDs. See Note D in the "Notes to the Condensed Consolidated Financial Statements".

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


FINANCIAL CONDITION

Overview

       Other than the windfall levy discussed in Note G, the major change in the Company's financial condition during the six months to September, 1997 was the addition by SWEB of approximately (pound)44 million in property, plant, and equipment, largely in respect of the distribution network. The funds for these additions were derived primarily from operations. It is expected that SWEB's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be met by cash generated from its operating activities. However, the significant requirements of the windfall levy and possible requirements of a pension matter, both discussed above, will require external financing, and result in increased interest expense.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



       In addition to the windfall levy, the government also removed the ability of pension schemes to obtain a refund of tax credits previously allowed on dividends received. This could result in an increase to the pension cost charged against Net Income and result in additional funding requirements to meet the pension plan requirements.

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

Financing Activities

       SWEB has established a commercial paper program in the US, first utilized in February 1997 to reduce short-term bank loans. The maximum available under the program, which is fully supported by a swingline facility provided by a syndicate of banks, is $520 million. The amount not utilized at September 30, 1997 was $235 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each issue under this program.

Sources of Capital

     To meet short-term cash needs and contingencies, the Company and SWEB together had at September 30, 1997 approximately (pound)1 million of cash and cash equivalents and (pound)260 million of other lines of credit with banks. Also undrawn is $520 million of committed lines of credit, which are reserved for use as standby for the commercial paper program. At September 30, 1997 the Company and SWEB together had short-term debt of (pound)292 million outstanding. The Company currently has sufficient liquidity to meet the required payments of the windfall levy and the pension matter.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.
    ---------

     15 - Report of Independent Public Accountants

     27 - Financial Data Schedule

(b) Reports on Form 8-K.
    -------------------

     The Company filed a Current Report on Form 8-K dated July 16, 1997:
         Items reported:                    Item 5
         Financial statements filed:        None

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


                                             Date: November 13, 1997