Form 10-Q
period 1997-12-31
SOUTHERN INVESTMENTS UK PLC
filed 1998-02-12
CIK 1019672

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended December 31, 1997
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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


                                                      Description of                          Shares Outstanding
Registrant                                            Common Stock                            at January 31, 1998
----------                                            ------------                            -------------------
Southern Investments UK plc                           Par Value(pound)1 Per Share             500,400,587



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)


                                                                     For the Three Months Ended December 31,
                                                                     ---------------------------------------
                                                                          1997                          1996
                                                                          ----                          ----
                                                                                 (Note F)

OPERATING REVENUES                                            (pound) 209         $343            (pound) 242
COST OF SALES                                                         136          223                    173
                                                                   ------         ----                 ------
GROSS MARGIN                                                           73          120                     69
                                                                   ------         ----                 ------
OPERATING EXPENSES:
    Maintenance                                                         8           13                      8
    Depreciation and amortization                                      12           20                     10
    Selling, general, and administrative                               15           25                     12
                                                                   ------         ----                 ------
              Total operating expenses                                 35           58                     30
                                                                   ------       ------                 ------
              Operating income                                         38           62                     39
                                                                   ------       ------                 ------
OTHER INCOME (EXPENSE):
    Interest expense                                                  (14)         (23)                   (13)
    Other, net                                                          2            3                      1
                                                                   ------       ------                 ------
              Total other income (expense)                            (12)         (20)                   (12)
                                                                   ------       ------                 ------
INCOME BEFORE INCOME TAXES                                             26           42                     27

INCOME TAXES:
    Customary                                                          (8)         (13)                   (11)
                                                                   ------       ------                 ------
NET INCOME                                                     (pound) 18         $ 29             (pound) 16
                                                                   ======       ======                 ======












 The accompanying notes form an integral part of these condensed consolidated statements.


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)


                                                                         For the Nine Months Ended December 31,
                                                                         --------------------------------------
                                                                                1997                       1996
                                                                                ----                       ----
                                                                                    (Note F)

OPERATING REVENUES                                                  (pound) 543      $892        (pound) 602
COST OF SALES                                                               348       572                417
                                                                         ------     -----             ------
GROSS MARGIN                                                                195       320                185
                                                                         ------     -----             ------
OPERATING EXPENSES:
    Maintenance                                                              25        41                 26
    Depreciation and amortization                                            35        57                 32
    Selling, general, and administrative                                     45        74                 37
                                                                         ------     -----             ------
              Total operating expenses                                      105       172                 95
                                                                         ------     -----             ------
              Operating income                                               90       148                 90
                                                                         ------     -----             ------
OTHER INCOME (EXPENSE):
    Interest expense                                                        (42)      (69)               (39)
    Other, net                                                               10        16                  6
                                                                         ------     -----             ------
              Total other income (expense)                                  (32)      (53)               (33)
                                                                         ------     -----             ------
INCOME BEFORE INCOME TAXES                                                   58        95                 57

INCOME TAXES:
    Customary                                                               (24)      (39)               (22)
    Effect of change in tax rates (Note G)                                   22        36                  -
    Windfall levy (Note G)                                                  (90)     (148)                 -
                                                                         ------     -----             ------
NET (LOSS) INCOME                                                   (pound) (34)    $ (56)        (pound) 35
                                                                         ======     =====             ======











 The accompanying notes form an integral part of these condensed consolidated statements.

                                       3



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)


                                                                        For the Nine Months Ended December 31,
                                                                        --------------------------------------
                                                                                1997                      1996
                                                                                ----                      ----
                                                                                     (Note F)
NET CASH PROVIDED BY OPERATING ACTIVITIES                           (pound) 56          $  92       (pound) 52
                                                                         -----          -----            -----
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (62)          (102)             (54)
    Other                                                                    3              5               14
                                                                         -----          -----            -----
         Net cash used in investing activities                             (59)           (97)             (40)
                                                                         -----          -----            -----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of dividends                                                  (59)           (97)             (12)
    Proceeds of bond issues                                                  -              -              300
    Change in short-term borrowings                                         62            102             (318)
                                                                         -----          -----            -----
         Net cash provided from/(used in) financing activities               3              5              (30)
                                                                         -----          -----            -----

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    -              -              (18)

CASH AND CASH EQUIVALENTS, beginning of period                               3              5               20
                                                                         -----          -----            -----
CASH AND CASH EQUIVALENTS, end of period                             (pound) 3            $ 5        (pound) 2
                                                                         =====          =====            =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Cash paid for interest                                         (pound) (38)         $ (63)     (pound) (39)
                                                                         =====          =====           ======
    Cash paid for income taxes:
       Customary                                                    (pound) (5)         $  (8)      (pound) (9)
       Windfall levy (Note G)                                              (45)           (74)               -
                                                                         -----          -----            -----
         Total cash paid for income taxes                          (pound) (50)         $ (82)      (pound) (9)
                                                                         =====          =====            =====







The accompanying notes form an integral part of these condensed consolidated statements.

                                       4


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                     ASSETS

                                                                                     December 31, 1997         March 31,
                                                                                     -----------------         --------
                                                                                        (Unaudited)               1997
                                                                                        -----------               ----
                                                                                                  (Note F)

PROPERTY, PLANT, AND EQUIPMENT:                                               (pound) 1,373        $2,255  (pound) 1,312
    Less accumulated depreciation                                                        89           146             59
                                                                                     ------        ------         ------
              Property, plant, and equipment, net                                     1,284         2,109          1,253
                                                                                     ------        ------         ------

OTHER ASSETS:
    Investments                                                                          18            30             19
    Prepaid pension cost                                                                113           185            105
    Goodwill, net of accumulated amortization of (pound)10 ($16) at
        December 31 and (pound)7 at March 31                                             173          284            176
                                                                                     ------        ------         ------
              Total other assets                                                        304           499            300
                                                                                     ------        ------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                             3             5              3
    Investments                                                                          17            28             18
    Receivables:
      Customer accounts, less provision for uncollectables of (pound)10 ($16) at
        December 31 and (pound)12 at March 31                                            85           140            120
      Other                                                                              19            31             12
                                                                                     ------        ------         ------
              Receivables, net                                                          104           171            132

    Materials and supplies                                                                4             7              3
    Prepaid expenses                                                                     17            28             12
                                                                                     ------        ------         ------
              Total current assets                                                      145           239            168
                                                                                     ------        ------         ------

              Total assets                                                    (pound) 1,733        $2,847  (pound) 1,721
                                                                                     ======        ======         ======











 The accompanying notes are an integral part of these condensed consolidated balance sheets.





                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                      STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                                      December 31, 1997            March 31,
                                                                                      -----------------            --------
                                                                                         (Unaudited)                 1997
                                                                                         -----------                 ----
                                                                                                   (Note F)

STOCKHOLDER'S EQUITY:
    Common stock, (pound)1 par value, 500,400,587 shares authorized, issued
      and outstanding                                                               (pound) 500     $  821     (pound) 500
    Retained earnings (deficit) (Note B)                                                   (182)      (299)           (114)
                                                                                         ------     ------          ------
             Total stockholder's equity                                                     318        522             386
                                                                                         ------     ------          ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SOUTHERN
    INVESTMENTS UK CAPITAL TRUST I HOLDING COMPANY JUNIOR SUBORDINATED
    DEBENTURES                                                                               50         82              50

NON-CURRENT LIABILITIES:
    Long-term debt                                                                          301        495             301
    Deferred income taxes                                                                   359        590             377
    Provision for loss contracts (Note C)                                                    71        116              67
    Other                                                                                    52         85              61
                                                                                         ------     ------          ------
             Total non-current liabilities                                                  783      1,286             806
                                                                                         ------     ------          ------
CURRENT LIABILITIES:
    Commercial paper                                                                         45         74             250
    Short-term borrowings                                                                   301        495              34
    Accounts payable                                                                         46         76              46
    Accrued income taxes                                                                     49         80              31
    Windfall levy (Note G)                                                                   45         74               -
    Unearned revenue                                                                         10         16               5
    Common dividend declared                                                                  -          -              25
    Accrued interest                                                                         11         18               9
    Other                                                                                    75        124              79
                                                                                         ------     ------          ------
             Total current liabilities                                                      582        957             479
                                                                                         ------     ------          ------

             Total stockholder's equity and liabilities                           (pound) 1,733     $2,847   (pound) 1,721
                                                                                         ======     ======          ======




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)

(A) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments except for the provision for windfall levy and credit to deferred taxes for an income tax rate change) necessary to present fairly the results of the three-month and nine-month periods ended December 31, 1997 and 1996. The Company's fiscal year end is March 31. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

(B) The condensed consolidated balance sheet as at March 31, 1997 included herein has been extracted from audited financial statements; all other figures are unaudited. The condensed financial statements included herein have been reviewed by the Company's independent public accountants and their report is included herein as Exhibit 15.

     The Company's sole investment and only significant asset is the entire share capital of South Western Electricity plc ("SWEB"), which is headquartered in Bristol, England. The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of SWEB's shares in The National Grid Group plc provided cash in addition to that provided from operations. The windfall levy of (pound)90 million also contributed to this deficit.

(C) SWEB has entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1, 1993. The contract sets electricity purchase prices that fluctuate according to predetermined indices. The Company has recognized an accrual at the acquisition date for the expected excess of these Teesside power purchase costs in each year over the equivalent wholesale electricity trading market (the "Pool") costs in that respective year. These costs have been discounted at an appropriate rate to their present value of (pound)71 million at December 31, 1997 and (pound)67 million at March 31, 1997.

(D) The Company and SWEB utilize certain financial derivative contracts for the purpose of risk management. The Company's and SWEB's participation in derivative contracts has been to hedge business exposure in connection with fluctuations in interest rates, currency rates related to certain of the Company liabilities, and electricity purchase costs. At December 31, 1997, the status of outstanding derivative contracts was as follows:

     (i) Interest rate swaps are used by the Company and SWEB to hedge their exposure to fluctuations in interest rates by allowing them to effectively convert their outstanding variable-rate debt into fixed rate debt. At December 31, 1997, sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totalling (pound)525 million, resulted in an unrealized loss of (pound)50 million. Immediately after the period end, SWEB entered into a further
     (pound)75 million of interest rate swaps expiring in 2008.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (ii) Foreign currency swap contracts are used by the Company to hedge exposure to US dollar liabilities in respect of outstanding debt. At December 31, 1997, currency swaps expiring between 2001 and 2007, with notional amounts totalling (pound)350 million, resulted in an unrealized profit of (pound)16 million.

     (iii) SWEB has contracts for differences ("CFDs") to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. At December 31, 1997, CFDs were in place to hedge electricity purchases on approximately 19,531 GWh through the year 2008. Accordingly, the gains or losses on such contracts are deferred and recognized as electricity is purchased. It is not possible to determine the fair value of these contracts at present as the contract prices are based on future events, the effects of which currently are not capable of being determined. SWEB is currently holding discussions with third parties concerning future energy purchases on a long-term basis.

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

     The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) had issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered on June 10, 1997. The High Court also granted the complainants leave to appeal to a higher court. No date has yet been set for any hearing in the Appeal court. If the complainants' appeal is successful either at the Appeal court or on a subsequent appeal to the House of Lords, it will have an adverse effect on SWEB. Unless the High Court decision is reversed, this case should not impact SWEB significantly; however, it is not practical to make an estimate of the exposure at the present time.

(F) Solely for the convenience of the reader, pounds sterling amounts have been translated into US dollars at the exchange rate of $1.6427 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1997.

(G) On July 2, 1997 the newly elected Labour government presented its first budget which included a "one-off windfall levy on the excess profits of the privatized utilities." Based upon the legislation, SWEB estimated its liability to be approximately (pound)90 million. The levy is payable in two equal installments. The first installment was paid on December 1, 1997 and the second will be paid on or before December 1, 1998.

     The legislation also reduced the UK corporation tax rate from 33% to 31% on April 1, 1997. Such a decrease resulted in an accounting credit reducing SWEB's provision for deferred income taxes by approximately (pound)22 million.

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             THIRD FISCAL QUARTER 1998 vs. THIRD FISCAL QUARTER 1997
                                       AND
              FISCAL YEAR-TO-DATE 1998 vs. FISCAL YEAR-TO-DATE 1997

INTRODUCTION

     The Company is a wholly-owned subsidiary of SWEB Holdings Limited of which 75% is owned indirectly by Southern Company and 25% is owned indirectly by PP&L Resources, Inc. The Company was incorporated as a public limited company under the laws of England and Wales on June 23, 1995, as a vehicle for the acquisition of SWEB, one of the 12 regional electricity companies in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of SWEB. The Company's sole investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England.

     SWEB's two main business lines are the distribution of electricity and the supply of electricity to approximately 1.3 million customers, primarily in its franchise area in southwest England. This area covers approximately 5,560 square miles and has a resident population of approximately 2.8 million.


RESULTS OF OPERATIONS

Earnings

     The first budget of the newly elected Labour government included a "one-off windfall levy on the excess profits of the privatized utilities." SWEB estimated its liability to be approximately (pound)90 million. The budget also reduced the UK corporation tax rate from 33% to 31%. This decrease resulted in an accounting credit reducing SWEB's provision for deferred income taxes by approximately (pound)22 million. Both tax items were accounted for in the second quarter fiscal year 1998.

     The remainder of this discussion is on items other than the windfall levy and deferred income taxes.

     Operating income for the third quarter and year-to-date fiscal year 1998 was (pound)38 million and (pound)90 million, respectively, compared to (pound)39 million and (pound)90 million for the corresponding periods of fiscal year 1997. The decrease in operating income of (pound)1 million in the third quarter is due to a decrease in the distribution business of (pound)5 million, partly offset by an increase in the supply business of (pound)3 million and ancillary businesses of (pound)1 million. Year-to-date operating income is constant, although there are decreases in the distribution business of (pound)2 million and ancillary businesses of (pound)2 million, offset by an increase in the supply business of (pound)4 million.


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Significant income statement items appropriate for discussion include the following:

                                                                            Increase (Decrease)
                                                          --------------------------------------------------------
                                                                Third Quarter                Year-To-Date
                                                          --------------------------------------------------------
                                                           (in millions)       %       (in millions)        %
    Operating revenues..................................  (pound) (33)       (14)     (pound) (59)        (10)
    Cost of sales.......................................          (37)       (21)             (69)        (17)
    Selling, general and administrative expense.........            3         25                8          22
    Interest expense....................................            1          8                3           8
    Other income, net...................................            1         50                4          67
    Income taxes - customary............................           (3)       (27)               2           9

Operating revenues

     Revenue decreases were primarily within the supply business where revenues decreased by (pound)26 million for the quarter and (pound)60 million year-to-date. This is due mainly to a reduction in the fossil fuel levy which is passed through to customers. Revenues from ancillary businesses decreased by (pound)9 million for the third quarter due to lower activity in the gas retailing business due to restructuring of that business, including a teaming arrangement with another organization effective from October 1, 1997. This will impact the level of future operating revenues.

Cost of sales

     Cost of sales primarily relate to the purchase cost of electricity. The decrease for both periods is largely due to the decrease in the fossil fuel levy, as mentioned above, together with lower costs in the gas retailing business.

Selling, general and administrative expense

     The increase in costs for both periods primarily reflects a provision to restructure some of the ancillary businesses, together with a write off of uncollectable accounts in the gas retailing business.

Interest expense

     The increase in interest expense is primarily due to an increase of over 1% in short-term interest rates over the period combined with the retirement of floating rate debt funded with issuance of higher rate fixed interest preferred securities during the 1997 fiscal year. The increase in short term borrowings in the quarter, due to the payment of the windfall levy, has also contributed to the increase in interest expense.

Other income, net

     The increase year-to-date reflects additional dividends from an investment in generating plant.

Income taxes - customary

     The decrease in the quarter is primarily due to a lower rate and lower permanent differences between book and tax income.

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

      The largest portion (approximately 82%) of SWEB's operating income, in the year-to-date fiscal year 1998, is derived from its distribution business - essentially the operation and maintenance of the electricity network in its franchise area in the southwest of England. SWEB is the distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's service area.

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

      In the distribution business, the Distribution Price Control Formula ("DPCF") is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can require a one-time price adjustment. On July 6, 1995, the Regulator announced the result of a distribution price review which was precipitated by certain market events in the UK electric utility industry. For SWEB, such announcement meant a real reduction of 11% in allowable distribution income for the twelve months from April 1, 1996, followed by an efficiency factor of X = 3% for each year until March 31, 2000, before an allowed increase for inflation. It is anticipated that the Regulator will undertake the next DPCF review commencing in 1998 to become effective from April 1, 2000.

      Within the supply business, the non-franchise market above 1MW was opened to full competition during privatization in 1990 and the non-franchise market above 100kW was opened to full competition in April 1994. Regulation in respect of supply business charges currently applies only to Franchise Supply Customers. The calculation of the maximum supply charge is based on a Supply Price Control Formula ("SPCF"), similar to the DPCF, and is set for a four-year period. In 1993, the Regulator announced the supply franchise market (i.e. customers with demand of not more than 100kW) income entitlement for the four-year period ending March 1998. An efficiency factor of X = 2% (before an allowed increase for inflation) was applied to SWEB, offset by an allowance for both unit and customer growth.

      Following the announcement by the Regulator on October 16, 1997, in respect of its latest SPCF review for Franchise Supply Customers, effective from April 1, 1998, SWEB plans a tariff reduction of 2.8% effective from that date, and a further 3% (before an allowed increase for inflation) for fiscal year 2000. This average tariff reduction primarily reflects the expected reduction in power purchase costs after March 31, 1998 when expensive contracts for differences ("CFDs", see below), agreed by the government at the time of privatization of the electricity industry, will end, and also a fall in the fossil fuel levy.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The exclusive right to supply Franchise Supply Customers (largely domestic and small commercial) was scheduled to be phased out over a six-month period commencing April 1, 1998, after which all supply customers would have the ability to choose their electricity supplier. A recent announcement by the Regulator proposes that the phasing out of the exclusive right to supply Franchise Supply Customers should be delayed until September 1998. SWEB intends to maintain a significant share of these customers by providing superior service and competitive pricing. The Regulator has also proposed a penalty on all regional electricity companies, including SWEB, if the opening of the franchise market to competition is delayed beyond April 1, 1998; any penalty imposed on SWEB is not expected to have a material impact on earnings. The supply tariffs in fiscal years 1999 and 2000 represent maximum price restraints intended to protect domestic and small business customers.

      CFDs are used to hedge pool price risk in the electricity supply business. These are contracts predominantly between generators and suppliers which fix the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to payments between the parties to the particular CFD. The current SPCF governing the franchise supply market permits the pass-through to customers of prudent costs which include the cost of arrangements such as CFDs to hedge against Pool price volatility; the SPCF effective from April 1, 1998 does not permit the automatic pass-through to customers of such costs. At the present time, SWEB's forecast franchise supply market demand for fiscal year 1998 is substantially hedged through various types of agreements including CFDs. See Note D in the "Notes to the Condensed Consolidated Financial Statements".

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

FINANCIAL CONDITION

Overview

      Other than the windfall levy discussed in Note G, the major change in the Company's financial condition during the nine months to December 31, 1997 was the expenditure by SWEB of approximately (pound)62 million in property, plant, and equipment, largely in respect of the distribution network. The funds for these additions were derived primarily from operations.

                SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      It is expected that SWEB's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be met by cash generated from its operating activities. However, the significant requirements of the windfall levy and possible requirements of a pension matter, both discussed above, will require external financing, and result in increased interest expense. The first installment of the windfall levy was funded by short term borrowings.

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

      The Company's sole investment and only significant asset is the entire share capital of SWEB. The Company is therefore dependent upon dividends from SWEB for its cash flow. SWEB can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its supply and distribution businesses as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at SWEB to allow for reasonable and necessary dividends from SWEB, through operations, to be distributed to the Company. In the UK, the Accounting Standards Board currently has a discussion paper reviewing the treatment of deferred income tax accounting. If full provision for deferred income tax were required, SWEB's distributable reserves could be eliminated.


Financing Activities

      SWEB established a commercial paper program in the US, first utilized in February 1997, to replace some short-term bank loans. The maximum available under the program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, is $520 million. The amount not utilized at December 31, 1997 was $446 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

      SWEB actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At December 31, 1997 the Company and SWEB together had short-term debt of (pound)346 million ($569 million) outstanding ($74 million from commercial paper, $140 million from the swingline and revolving credit facility, and $355 million in other short-term loans). The increase in short-term debt is largely due to payment of the first installment of the windfall levy.

      Interest rate swaps are used to manage risk, as discussed in Note D. During December 1997, the Company and SWEB decided to convert a further (pound)100 million of variable-rate debt into fixed-rate debt through the use of such swaps. At December 31, 1997, (pound)25 million of these swaps had been executed, and the remainder were completed in early January.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sources of Capital

      To meet short-term cash needs and contingencies, the Company and SWEB together had at December 31, 1997 approximately (pound)3 million of cash and (pound)110 million of unutilized committed lines of credit with banks. Also available was $306 million of the swingline and revolving credit facility mentioned under "Financing Activities". The Company currently has sufficient liquidity to meet the second installment of the windfall levy, and the pension matter, discussed in Notes G and E.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     --------
     15 - Report of Independent Public Accountants

     27 - Financial Data Schedule

(b)  Reports on Form 8-K.
     --------------------

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


                                            Date: February 12, 1998