Form 10-K405
period 1998-03-31
SOUTHERN INVESTMENTS UK PLC
filed 1998-06-29
CIK 1019672

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1998
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                   Registrant, State or other Jurisdiction
  Commission           of Incorporation or Organization,       I.R.S. Employer
  File Number          Address and Telephone Number          Identification No.
  -----------      ---------------------------------------   ------------------
  333-09033          Southern Investments UK plc                    None
                     (Registered in England & Wales)
                     800 Park Avenue
                     Aztec West
                     Almondsbury
                     Bristol
                     BS32 4SE, UK
                     (01144) 1454 201101




===============================================================================

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

       A description of the registrant's common stock follows:


                                Description of               Shares Outstanding
Registrant                      Common Stock                   at May 31, 1998
----------                      -------------                ------------------

Southern Investments UK plc     Par Value(pound)1 Per Share        500,400,587




                                Table of Contents

              PART I                                                                                                     PAGE

Item 1        Business
                  General..............................................................................................  I-1
                  Overview of the Electric Utility Industry in Great Britain...........................................  I-2
                  SWEB's Main Businesses...............................................................................  I-2
                  SWEB's Other Business Activities.....................................................................  I-6
                  Risk Management......................................................................................  I-6
                  UK Environmental Regulation..........................................................................  I-7
                  Employee Relations...................................................................................  I-8
Item 2         Properties..............................................................................................  I-8
Item 3         Legal Proceedings.......................................................................................  I-8
Item 4         Submission of Matters to a Vote of Security Holders.....................................................  I-9

               PART II

Item 5         Market for Registrants' Common Equity...................................................................  II-1
Item 6         Selected Financial Data.................................................................................  II-1
Item 7         Management's Discussion and Analysis of Results of Operations and Financial Condition
                  Introduction.........................................................................................  II-2
                  Results of Operations................................................................................  II-3
                  Financial Condition..................................................................................  II-7
Item 7A        Quantitative and Qualitative Disclosures about Market Risk..............................................  II-9
Item 8         Financial Statements and Supplementary Data.............................................................  II-10
Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..................................................................  II-30

               PART III

Item 10        Directors and Executive Officers of the Registrant......................................................  III-1
Item 11        Executive Compensation..................................................................................  III-2
Item 12        Security Ownership of Certain Beneficial Owners and Management..........................................  III-3
Item 13        Certain Relationships and Related Transactions..........................................................  III-4

               PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K..........................................................................................  IV-1

           Cautionary Statement Regarding Forward-Looking Information

       The Company's 1998 Annual Report Form 10-K contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory issues (such as the results of the current review of regulation, see Item 1 "Business - Supply Business", and the results of the supply and distribution price reviews scheduled to take effect April 1, 2000); the extent and timing of the entry of additional competition in the supply market; potential business strategies, including acquisitions or dispositions of assets or internal restructuring that may be pursued by the Company or SWEB; changes in or application of environmental and other laws and regulations to which the Company and SWEB are subject; political, legal and economic conditions and developments in which the Company and SWEB operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or SWEB and the success of efforts to invest in and develop new opportunities; and other factors discussed in the reports, filed from time to time by the Company with the SEC.

                              SELECTED DEFINITIONS

           When used in this report, the following terms will have the meanings indicated.

         "Accentacross" means Accentacross Limited, a Director of the Company.

         "Authorized Area" means a REC's designated service area as determined by its PES license.

         "Calendar Year" means a year ended December 31.

         "CFDs" means contracts for differences.

         "Company" means Southern Investments UK plc.

         "Distribution Price Control Formula" ("DPCF") is determined by the PES license. It means a formula of P+RPI-Xd where P reflects the previous maximum average price per unit of electricity distributed, RPI reflects the percentage change in the Retail Price Index between the previous year and the current year and the Xd factor is established by the Regulator following review.

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

         "Holdings" means SWEB Holdings Limited (formerly Southern Investments UK Holdings Limited), the direct parent company of the Company.

         "Mighteager" means Mighteager Limited, a Director of the Company.

         "NFFOs" means obligations of RECs to obtain a specified amount of generating capacity from non-fossil fuel sources.

         "NGG" means the National Grid Group plc.

         "Own-Generation limits" means the limit imposed by the PES license on the extent of generation capacity in which a REC may hold an interest.

         "OFFER" means the Office of Electricity Regulation, the body appointed by the Government of the UK to regulate the electricity industry in Great Britain.

         "Outage" means a disruption to the supply of electricity.

         "PES" means public electricity supplier licensed by the Regulator.

         "PMDC" means PMDC UK, a direct shareholder in Holdings and an indirect wholly owned subsidiary of PP&L Resources.

         "PMDC Directors" means Accentacross and Mighteager.

         "Pool" means the wholesale trading market for electricity in England and Wales.

         "Pooling and Settlement Agreement" means the agreement which governs the constitution and operation of the Pool and the calculation of payments to and from generators and suppliers.

         "PP&L Resources" means PP&L Resources, Inc., a public stock corporation, and ultimate parent of PMDC and the registered utility Pennsylvania Power and Light.

         "Predecessor Company" means South Western Electricity plc and its subsidiaries prior to its acquisition by the Company.

         "Price Cap" means a maximum price per unit of electricity supplied for various tariffs as established by the Regulator.

         "Pro Forma Fiscal Year 1996" means unaudited pro forma information for the fiscal year 1996.

         "PSB" means NGG's pumped storage electricity generation business.

         "REC" means one of the 12 regional electricity companies in England and Wales licensed to distribute, supply, and, to a limited extent, generate electricity.

         "Regulated Supply Customers" means customers whose electricity prices are subject to regulation. The group comprises mainly domestic and small commercial customers.

         "Regulator" means The Director General of Electricity Supply in Great Britain.

         "SEC" means the Securities and Exchange Commission.

         "SFAS" means US Statement of Financial Accounting Standard.

         "Southern" means The Southern Company, the ultimate parent company of the Southern Company system.

         "Southern Company system" means Southern and its subsidiaries.

         "Southern Energy" means Southern Energy Inc., an affiliate of the Company and a wholly-owned subsidiary of Southern.

         "Successor Company" means Southern Investments UK plc and its subsidiaries.

         "Supply Price Control Formula" ("SPCF") is determined by the PES license. It relates to Franchise Supply Customers and applied until March 31, 1998. It means P+RPI-Xs+Y, where P reflects the maximum average price unit of electricity supplied, RPI reflects the percentage change in the Retail Price Index between the previous year and the current year, the Xs factor is established by the Regulator following review and the Y term is a pass through of certain costs.

         "SWEB" means South Western Electricity plc, a subsidiary of the Company.

         "Unregulated Supply Customers" are defined until March 31, 1998, as customers with a demand greater than 100kW and, from April 1, 1998, as customers who are non-domestic and have an annual consumption in excess of 12,000kWh.

         "UK" means the United Kingdom.

         "UK GAAP" means accounting principles generally accepted in the UK.

         "US" means the United States of America.

         "US GAAP" means accounting principles generally accepted in the US.

                                     PART I

Item 1.       BUSINESS

       Solely for the convenience of the reader, certain pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 1998 of $1.6765 = (pound)1.00; see Note 1 in the "Notes to the Financial Statements".

General

       The Company is a wholly-owned subsidiary of Holdings. Throughout the period under review, 75% of Holdings was owned indirectly by Southern and 25% was owned indirectly by PP&L Resources. On June 18, 1998, Southern sold a further share of its ownership in Holdings to PP&L Resources; see Note 13 in the "Notes to the Consolidated Financial Statements". The Company was incorporated as a public limited company under the laws of England and Wales in June 1995 as a vehicle for the acquisition of SWEB, one of the 12 RECs in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of SWEB, and subsequently replaced SWEB's board of directors and certain senior managers with officers and employees of companies from within the Southern Company system. The Company's sole investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England. At March 31, 1998 the Company had consolidated assets of (pound)1.728 billion ($2.897 billion).

       SWEB's two main business lines are the distribution of electricity and supply of electricity to approximately 1.3 million customers in its Authorized Area in southwest England. The distribution business and the supply business are distinct business segments and produced operating income of (pound)106 million ($178 million) and (pound)22 million ($37 million), respectively, in fiscal year 1998, representing substantially all of the Company's consolidated operating income in that fiscal year.

       SWEB's Authorized Area covers approximately 5,560 square miles extending from Bristol and Bath in the northeast, 188 miles southwest along the peninsula to Land's End and 28 miles beyond to the Isles of Scilly, and has a resident population of approximately 2.8 million. The southwest of England, of which the Authorized Area forms the greater part, has benefitted from economic growth (as measured by Gross Domestic Product) which on average has exceeded the UK rate over the long term and on average was broadly similar to it from 1992 through 1997. The area has also benefitted from an average unemployment rate during calendar year 1997 of approximately 4.4% which was below the UK average of 5.6% according to a 1998 study by Cambridge Econometrics. The largest cities and towns in SWEB's Authorized Area are Bath, Bristol, Exeter, Plymouth and Taunton. Business activity is generally concentrated in the population centers around Bristol, Bath and Plymouth. The Bristol and Bath area is served by the M4 and M5 motorways, a strong rail network including a link between Bristol and London, and a commercial port at Avonmouth.

       The Company and SWEB have undertaken to make SWEB a more focused and competitive company concentrating on the main electricity businesses of distribution and supply. Several businesses not related to distribution and supply have been sold, and the remaining ancillary businesses have been redirected to focus on support for the main electricity businesses.

Change of Government in the UK

       The first budget of the newly elected Labour government had a significant impact on the profitability of the Company in the fiscal year 1998. The Labour Party's election manifesto included the commitment to introduce "a one-off windfall levy on the excess profits of the privatized utilities", and on July 2, 1997 the government presented its first budget which included such a levy. Based upon the legislation, SWEB estimated its liability to be approximately (pound)90 million ($151 million). The levy is payable in two equal installments. The first installment was paid on December 1, 1997 and the second will be paid on or before December 1, 1998. The legislation also reduced the UK corporation tax rate from 33% to 31% with effect from April 1, 1997. Such a decrease resulted in an accounting credit reducing SWEB's provision for deferred income taxes by approximately (pound)22 million ($37 million). Both items were included in the second quarter's earnings.

       On March 17, 1998 the government announced its second budget proposing a further reduction in the UK corporation tax rate to 30%. This will become effective from April 6, 1999, but only after receiving Royal assent which is expected to be in August 1998. From that date, SWEB should be able to further reduce its provision for deferred income taxes by approximately (pound)11 million ($18 million).

Overview of the Electric Utility Industry in Great Britain

       In 1990, the electric utility industry in Great Britain was privatized, and SWEB was created along with the other 11 RECs in England and Wales. In connection with the privatization, distribution assets in England and Wales, previously owned indirectly by Her Majesty's Government, were allocated among the RECs, licensing requirements were established for the RECs and price controls were implemented in the areas of distribution and supply. In England and Wales, generation assets (other than nuclear facilities) were allocated to two generating companies, and the high voltage transmission assets were allocated to NGG.

       The high voltage transmission system in England and Wales, which is generally referred to as the "national grid", carries the generated electricity in bulk from the power stations to the regional and local distribution systems. This transmission system is owned and operated by NGG.

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

       Suppliers sell electricity to end users. Each REC is required to have a PES license which authorizes it to supply electricity to any customers within its Authorized Area. Electricity customers fall into two categories, Regulated Supply Customers (largely domestic and small commercial) and Unregulated Supply Customers. Prices for supply of electricity to Regulated Supply Customers were regulated by the Supply Price Control Formula until March 31, 1998. The exclusive right to supply Regulated Supply Customers was scheduled to be phased out over a six-month period commencing April 1, 1998, after which all supply customers would have the ability to choose their electricity supplier. An announcement by the Regulator on October 16, 1997 stated that the phasing out of the exclusive right to supply Regulated Supply Customers should be phased in from September 1998. Each REC has an authorized start date for competition to commence in its Authorized Area, and SWEB's is towards the end of calendar year 1998. Once a REC's Authorized Area is open to competition, then it can compete in the Authorized Area of other RECs where competition has commenced, and vice versa. From April 1, 1998, prices which a REC may charge to Regulated Supply Customers within its Authorized Area are subject to a Price Cap determined by the Regulator. Unregulated Supply Customers (as defined prior to April 1, 1998) may already be supplied by any company which has obtained the required license. Such suppliers, including SWEB, compete for business nationally and at prices determined by competitive bids or negotiation.

       At the time of privatization, the Pool was established for bulk trading of electricity in England and Wales between generators and suppliers. The Pool reflects two principal characteristics of the physical generation and supply of electricity from a particular generator to a particular supplier. First, it is not possible to trace electricity from a particular generator to a particular supplier. Second, it is not practicable to store electricity in significant quantities, creating the need for a constant matching of supply and demand. Subject to certain exceptions, all electricity generated in England and Wales must be sold and purchased through the Pool. All licensed generators and suppliers must become signatories to a Pooling and Settlement Agreement, which governs the constitution and operation of the Pool and the calculation of payments due to and from generators and suppliers. Prices for electricity are set by the Pool daily for each half hour of the following day based on the bids of the generators and a complex set of calculations matching supply and demand and taking account of system stability, security and other costs.

SWEB's Main Businesses

Distribution Business

       SWEB's distribution business is the ownership, management and operation of the electricity distribution network within SWEB's Authorized Area. The primary activity of the distribution business is the receipt of electricity from the national grid transmission system and its distribution to end users of electricity that are connected to SWEB's power lines. Virtually all electricity supplied (whether by SWEB's independent supply business or by other suppliers) to consumers in SWEB's Authorized Area is transported through its distribution network, thus providing SWEB with distribution volume that is stable from year to year. As a holder of a PES license, SWEB is subject to a regulatory framework that provides economic incentives to increase the number of units of electricity distributed and to operate in a more cost-efficient manner.

       SWEB's distribution business has grown in both its customer base and in the number of units distributed, primarily reflecting economic growth in the southwest of England. At March 31, 1998 SWEB had experienced a 5-year compound annual growth rate of 0.9% in customers and 1.9% in units distributed.

Strategy

       Since being acquired by the Company, SWEB has reviewed and refined its distribution strategy and has established key goals of cost savings and improved customer service.

       Staff reductions play a key role in cost savings. Since acquisition, SWEB has implemented a plan of voluntary and other staff reductions, mainly in the distribution business. By March 31, 1998 staff numbers had been reduced by 743 (22%). Part of these reductions were made possible due to new work practices which SWEB has developed with the cooperation of SWEB's unions. Team restructuring in the engineering group and the establishment of multi-skilled independent field teams have been achieved. In addition, management restructuring has produced a flatter organizational structure by reducing management levels from seven to three.

       Improvements in customer service in the distribution business are part of SWEB's strategy and are expected to enable SWEB to meet or exceed the performance criteria established by the Regulator who is responsible for setting the performance standards of the RECs. SWEB believes that achieving these goals is important both for improving customer satisfaction and for maintaining good relations with the Regulator. Improvements in customer service are being pursued, in part, through improvements in system performance, measured primarily in terms of customer minutes lost, number of outages and the time necessary to restore customers after an outage. To that end, several initiatives are being pursued including:

  *  refurbishment of 11kv aluminum overhead lines;

  *  eliminating a backlog of tree-trimming near distribution lines;

  * introduction of rubber glove working techniques, allowing work to take place on the network without disrupting supplies to customers;

  * implementing a program of network improvements that creates more dual routing;

  * reordering the priorities of SWEB's capital expenditure program to focus on improving system reliability;

  * implementation of a computerized telecontrol system, allowing the move to one centralized Control Room, providing a speedier, more accurate and reliable service to customers;

   * continuous process improvement and training at our call center supported by new computerized information systems; and,

   * monthly measurement of customer satisfaction through individual telephone surveys.

Customers

         Most of SWEB's distribution customers are Regulated Supply Customers. This customer group consists predominantly of residential and small commercial consumers which provides SWEB a stable customer base. SWEB's fastest growing category of distribution customers, in terms of units distributed and revenues, is commercial and small industrial customers. Commercial activity of SWEB's customers is mostly service based and includes financial services, electronics and technology-related businesses. SWEB also distributes electricity to industrial concerns in its Authorized Area. The principal activities of SWEB's largest distribution customers include china clay extraction, ship repair, fertilizer production, aerospace, defense engineering, cement and paper manufacturing and water supply. SWEB's 20 largest distribution customers in its Authorized Area accounted for 11% of total electricity distributed by SWEB in fiscal year 1998 in terms of units distributed, with no single customer exceeding 3% of total electricity distributed.

         The following table sets out details of SWEB's distribution customers, units distributed and distribution revenues.


                                                    Distribution Business
------------------------------------------------------------------------------------------------------------------------
                                         Distribution Customers            Electricity Units Distributed    Revenues(4)
                                   -------------------------------         -----------------------------    -----------
                                                  % of     5 year          Volume      % of     5 year         % of
                                    Number(1)     Total    CAGR(2)         Twh(3)      Total    CAGR(2)        Total
                                    --------      -----    -------         ------      -----    -------        -----
not more than 100kW...........      1,329,069     99.78      0.93%           8.4        61      0.91%            79
above 100kW to 1MW............          2,715      0.20      4.58            2.4        17      4.83             12
above 1MW.....................            250      0.02      4.56            3.0        22      2.53              9
                                    ---------    ------      ----           ----       ---      ----            ---
       Total                        1,332,034    100.00      0.94           13.8       100      1.88            100
                                    =========    ======      ====           ====       ===      ====            ===
---------------
(1)   At March 31, 1998.
(2)   Represents the compound annual growth rate ("CAGR") for the period from April 1, 1993 through March 31, 1998.
(3)   In terawatt hours for fiscal year 1998.
(4)   For fiscal year 1998.

Distribution Facilities

       Electricity is transported across the national grid transmission system at 400kv or 275kv to ten grid supply points connected to SWEB's distribution network, where it is transformed to 132kv and enters SWEB's distribution system. Two of these grid supply points are situated in neighboring RECs' Authorized Areas. Substantially all electricity which enters SWEB's system is received at these ten grid supply points.

       At March 31, 1998, SWEB's electricity distribution network (excluding service connections to consumers) included overhead lines and underground cables at the operating voltage levels indicated in the table below:

                                                                          Overhead lines        Underground cables
Operating voltage:                                                        (Circuit miles)         (Circuit miles)
                                                                          ---------------         ---------------
132kv..............................................................             907                      37
33kv...............................................................           1,747                     610
11kv...............................................................          11,825                   3,945
6.6kv..............................................................              15                      77
480 or 415/240v....................................................           5,537                   7,027
                                                                             ------                  ------
     Total.........................................................          20,031                  11,696
                                                                             ======                  ======

       In addition to the circuits referred to above, SWEB's distribution facilities also include approximately:

                                                                                                        Aggregate Capacity
                                                                                                            (mega Volt-
                                                                                    Number                   Amperes)
                                                                                    ------             -------------------
Transformers:
132kv/lower voltages                                                                  91                   5,340
33kv/11kv or 6.6kv                                                                   573                   7,342
11kv or 6.6kv/lower voltages (including 36,535 pole mounted transformers)         48,147                   6,605

Substations:
132kv/33kv                                                                            46
33kv/11kv or 6.6kv                                                                   312
11kv or 6.6kv/415v or 240v                                                        12,047

       Substantially all substations are owned in freehold, and most of the balance are held on leases which will not expire within 10 years.

       Operation and control of SWEB's distribution system is continuously monitored and coordinated from a control center located in Exeter. Electricity is received by customers at various voltages depending upon their requirements. At March 31, 1998, SWEB's distribution system was connected to over 1.3 million customers.

Supply Business

       SWEB's supply business is selling electricity to end users, purchasing such electricity, primarily from the Pool, and arranging for its distribution to those end users. SWEB's supply business is comprised predominantly of supplying Regulated Supply Customers (largely domestic and small commercial). In fiscal year 1998, these customers accounted for approximately 73% of all units of electricity supplied by SWEB. Prices for these customers were regulated, and SWEB's costs of purchasing, hedging, and delivering electricity were collected from them on an actual cost basis.

       The exclusive right to supply Regulated Supply Customers (as defined prior to April 1, 1998) was scheduled to be phased out over a six-month period commencing April 1, 1998, after which all supply customers would have the ability to choose their electricity supplier. An announcement by the Regulator on October 16, 1997 stated that the phasing out of the exclusive right to supply Regulated Supply Customers should be phased in from September 1998. Each REC has an authorized start date for competition to commence in its Authorized Area, and SWEB's is towards the end of calendar year 1998. Once a REC's Authorized Area is open to competition, then it can compete in the Authorized Area of other RECs where competition has commenced, and vice versa. SWEB intends to maintain a significant share of these customers by providing superior service and competitive pricing. The Regulator has also proposed a penalty on all RECs, including SWEB, related to the delay in opening the remainder of the supply market to competition beyond the April 1, 1998 deadline; any penalty imposed on SWEB is not expected to have a material impact on earnings. The supply tariffs for Regulated Supply Customers in fiscal years 1999 and 2000 represent maximum price restraints ("Price Cap") intended to protect such customers.

       The market to supply Unregulated Supply Customers (as defined prior to April 1, 1998) is fully competitive, principally with other RECs and the major generators. Unregulated Supply Customers are typically supplied through individual contracts with a duration of from one to two years with competitively bid or negotiated prices.

Strategy

       Since its acquisition by the Company, SWEB has completed a review of the supply market, established new goals for its supply business and adopted new strategies for achieving those goals. The key goals established are the retention of its current Regulated Supply Customers as supply customers after the opening of the market, and a profitable increase in SWEB's share of electricity supplied to Unregulated Supply Customers both inside and outside SWEB's Authorized Area.

       SWEB's strategy for retaining its Regulated Supply Customers is to build customer loyalty and to offer competitive prices. SWEB seeks to build customer loyalty by providing superior, responsive service in dealing with billing and other matters and providing other service enhancements.

       Initiatives in relation to the Regulated Supply Customers include:

  * a single-number, local rate, telephone service call center (which has been in place since April 1996);

  * improvements and enhancements to the billing and customer service system which will enable employees at the call center to act on or resolve customer billing and account inquiries on line during their calls (which has already begun and should be fully operational in 1998); and

 * increasing meter reads to reduce estimated readings. In the UK, most meters are located within structures and meter readers are required to obtain access from occupants in order to read meters.

       SWEB's strategy for sales to Regulated Supply Customers outside its Authorized Area is to respond to any request received for a quotation, and to actively pursue high margin/low acquisition cost customers. SWEB's strategy for Unregulated Supply Customers both inside and outside its Authorized Area is to offer competitive pricing and, with respect to its Unregulated Supply Customers inside its Authorized Area, to build customer loyalty through the measures described above. Additional initiatives to support growth in market share in both the Supply Customer markets include:

  *   the expanded use of account managers;

  * increasing the number of proposals and bids made to customers, potential customers, brokers and agents;

  * development of an integrated system for contract customer sales, electronic registration and marketing with full customer life-cycle management and tracking facilities (which was brought into service during February 1997); and

  * further enhancement of a competitive price setting system used to determine appropriate contract supply prices;

Regulated Supply Market

       Under the terms of its PES license, SWEB currently holds the right to supply approximately 1.3 million Regulated Supply Customers within its Authorized Area. See "Business-General". During fiscal year 1998, sales to Regulated Supply Customers (as defined prior to April 1, 1998) represented 73% of total units supplied by SWEB and produced 81% of SWEB's total supply revenues.

       As discussed above, the exclusive right to supply Regulated Supply Customers is scheduled to be phased out and SWEB intends to maintain a significant share of these customers by providing superior customer service and competitive pricing. In fiscal year 1998, SWEB met or exceeded the Regulator's standards of performance targets for all of the services measured by the Regulator. SWEB has moved from worst to best in a national ranking of RECs in respect of customer complaints received.

Unregulated Supply Market

       In addition to competing for Unregulated Supply Customers in its Authorized Area, SWEB holds the required license to compete with RECs and other suppliers to provide electricity to Unregulated Supply Customers outside its Authorized Area. At the end of fiscal year 1998, SWEB had approximately 1,770 Unregulated Supply Customers, consisting primarily of large commercial and industrial accounts. Revenue from Unregulated Supply Customers during fiscal year 1998 accounted for 19% of total supply revenues.

SWEB's Other Business Activities

       SWEB also has ancillary business activities that support its main electricity distribution and supply businesses, including electricity generation. SWEB owns generating assets with 16 MW of capacity used to back up the distribution network as well as minority investments in windfarms, a landfill gas generation project, and a 7.69% interest in Teesside Power Limited, owner of a 1,875 MW combined cycle plant. SWEB derives small amounts of revenue from the lease of fibers within the fiber optic cables carried on its distribution network, and also markets and develops property no longer used in the main electricity businesses.

Risk Management

       SWEB's distribution business does not involve the purchase and sale of electricity, and therefore SWEB's risk management efforts are focused on the supply business which is exposed to Pool price volatility. SWEB uses CFDs to hedge against Pool price volatility. CFDs are contracts predominantly between generators and suppliers which fix the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At the present time, SWEB's forecast total demand for fiscal year 1999 is substantially hedged through various types of agreements including CFDs.

       The most common contracts for supply to Unregulated Supply Customers are for a twelve-month term and contain fixed rates. SWEB is exposed to two principal risks associated with such contracts: load shape risk (the risk associated with a shift in the customer's usage pattern, including absolute amounts demanded and timing of amounts demanded) and purchasing price risk (the cost of purchased electricity relative to the price received from the supply customer). SWEB employs risk management methods to maximize its return consistent with an acceptable level of risk. SWEB manages load shape risk by setting individual customer sales prices based on their expected load shape and including an additional premium to cover the risk of load shape variation. Variable volume CFDs are also used when available at a competitive price. SWEB hedges purchasing price risk by employing a variety of risk management tools, including management of its supply contract portfolio, hedging contracts and other means which mitigate risk of future Pool price volatility.

       SWEB's ability to manage its purchasing price risk depends, in part, on the future availability of properly priced risk management mechanisms such as CFDs. SWEB intends to purchase cover at competitive prices and constantly evaluates market conditions. No assurance can be given that an adequate, transparent market for such products will in fact be available and thus that contracts will be available at competitive prices.

       SWEB constantly evaluates whether owning its own source of generation or contracting for such source or sources is the most appropriate method for managing purchase price risk, but no assurance can be given that such methods would be available to, or economically appropriate for, SWEB.

       The Company and SWEB utilize certain financial derivative contracts for the sole purpose of hedging business exposure in connection with fluctuations in interest rates and currency rates. Interest rate swaps are used to assure the stability of future interest charges by effectively converting a portion of outstanding variable-rate debt into fixed rates. In addition, the US dollar liabilities associated with certain of the Company's and SWEB's debt are converted into pounds sterling by entering into foreign currency hedging contracts.

UK Environmental Regulation

       SWEB's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The Electricity Act obligates the President of the Board of Trade and Secretary of State for Trade and Industry to take into account the effect of electricity generation, transmission and supply activities upon the physical environment in approving applications for the construction of generating facilities and the location of overhead power lines. The Electricity Act requires SWEB to have regard to the desirability of preserving natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development in connection with certain of its activities. SWEB mitigates the effects its proposals have on natural and man-made features and is required to carry out an environmental assessment when it intends to lay cables, construct overhead lines or carry out any other development in connection with its licensed activities. SWEB also has produced an Environmental Policy Statement which sets out the manner in which it intends to comply with its obligations under the Electricity Act.

       The Environmental Protection Act 1990 addresses waste management issues and imposes certain obligations and duties on companies which handle and dispose of waste. Some of SWEB's distribution activities produce waste, but SWEB believes that it is in compliance with applicable standards in such regard.

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

Employee Relations

       At March 31, 1998, SWEB had 2,597 employees (2,523 full time equivalent) and the Company had no employees. Of SWEB's employees, 96% are represented by labor unions. All SWEB employees who are not party to a personal employment contract are subject to one of two collective bargaining agreements. One is called The Electricity Business Agreement, which covered 2,381 employees at March 31, 1998 (2,307 full time equivalent); it may be amended by agreement between SWEB and the unions and is terminable with 12 months notice by either side. The other is called the SWEB Data Collection Services Agreement, which covered 104 employees at March 31, 1998 (103 full time equivalent); it may be amended by agreement between SWEB and the unions and is terminable by written notice (with no period specified) by either side. SWEB believes that its relations with its employees are favorable. Legal proceedings concerning the Electricity Supply Pension Scheme involving a company other than SWEB were taken. These proceedings may affect SWEB in the future. See "Item 3 - Legal Proceedings".


Item 2.       PROPERTIES

       SWEB has both network and non-network land and buildings.

Network Land and Buildings

       At March 31, 1998 SWEB had freehold and leasehold interests in approximately 12,000 network properties, comprising principally substation sites. The recorded cost of total network land and buildings at March 31, 1998 was (pound)72 million ($121 million).

Non-Network Land and Buildings

       At March 31, 1998 SWEB had freehold and leasehold interests in non-network properties comprising chiefly offices, former retail outlets, depots, warehouses and workshops and including the freehold of its principal executive offices in Bristol. The recorded cost of total non-network land and buildings at March 31, 1998 was (pound)37 million ($62 million).

       The number of properties in each category is:

                                                             Freehold or
                                                           Long Leasehold        Leasehold
                                                           --------------        ---------
Depots...................................................       18                    1
Offices..................................................        8                    -
Surplus property(1)......................................       54                   13

---------
(1) Largely unused retail sites (shops). The number of freeholds and leaseholds is approximated.

       For a discussion of other properties and other assets of SWEB, see Item 1 "Business - SWEB's Main Businesses - Distribution Facilities".


Item 3.       LEGAL PROCEEDINGS

       The Company and SWEB are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in the aggregate. The Company is not a party to any material legal proceedings nor is it currently aware of any threatened material legal proceedings, except as described below.

       The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) had issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered on June 10, 1997. The High Court also granted the complainants leave to appeal to a higher court. No date has yet been set for any hearing in the

Appeal Court. If the complainants' appeal is successful, either at the Appeal Court or on a subsequent appeal to the House of Lords, it will have an adverse effect on SWEB. Unless the High Court decision is reversed, this case should not impact SWEB significantly; however it is not practical to make an estimate of the exposure at the present time.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

Item 5.       MARKET FOR REGISTRANTS' COMMON EQUITY

       There is no established public trading market for the Company's common stock, all of which is owned indirectly by Southern and PP&L Resources.

Item 6.       SELECTED FINANCIAL DATA


                                                                             (In Millions)

                                                                        Period from |
                                                                       inception (1)|  Period from
                                                                         (June 23,  |    April 1,
                                          Fiscal             Fiscal       1995) to  |    1995 to        Fiscal         Fiscal
                                           Year               Year       March 31,  |   September        Year           Year
                                         1998 (2)           1997 (2)      1996 (2)  |    17, 1995        1995           1994
                                         Successor         Successor     Successor  |  Predecessor    Predecessor    Predecessor
                                         ---------         ---------     ---------  |  -----------    -----------    -----------
Operating Revenues.............(pound) 760      $ 1,274 (pound) 848   (pound) 481   |(pound) 299   (pound) 776    (pound) 808
Net (Loss) Income (3)..........        (15)         (25)         55            59   |         24            86             88
Total Assets...................      1,728        2,897       1,721         1,690   |        795           820            831
Long-term Debt.................        301          505         301             -   |         95            95             92
Preferred Securities (4).......         50           84          50             -   |          -             -              -
Common Dividend Declared.......         34           57          37           191   |         75            30             29
-------------


(1)   The Company was incorporated on June 23, 1995, as a vehicle for the acquisition of SWEB. Effective control was gained on September 18, 1995 and designated as the acquisition date; the operating results of SWEB have been included in the
      Company's financial statements from that date.

(2)   Successor periods are not comparable to predecessor periods due to acquisition related adjustments (including the revaluation of assets and liabilities) and to increases in debt as a result of the acquisition, as  discussed in Item 7
      "Management's Discussion and Analysis of Operations and Financial Condition - Introduction - Accounting for the
      Acquisition".

(3)   The Net Loss in fiscal year 1998 is stated after a one-off windfall levy charge of (pound)90 million ($151 million), and an accounting credit reducing the Company's provision for deferred income taxes by (pound)22  million ($37 million).

(4)   Company Obligated Mandatorily Redeemable Preferred Securities of Southern Investments UK Capital Trust I Holding
      Company Junior Subordinated  Debentures. See Note 10 in the "Notes to the Financial Statements".


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. The consolidated financial statements discussed in this Section are presented in accordance with US GAAP. Solely for the convenience of the reader, certain pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 1998 of $1.6765 = (pound)1.00; see Note 1 in the "Notes to the Financial Statements".

INTRODUCTION

Background

       The Company was incorporated as a public limited company under the laws of England and Wales in June 1995, as a vehicle for the acquisition of SWEB. In September 1995, the Company gained effective control of SWEB and subsequently replaced SWEB's board of directors and certain senior managers with officers and employees of companies from within the Southern Company system. Total consideration for the acquisition was (pound)1.065 billion ($1.785 billion) excluding a special dividend of (pound)52 million ($87 million) paid by SWEB to its former shareholders (other than those whose shares the Company had purchased in the open market). Such dividend, when considered in aggregate with the final dividend of (pound)23 million ($39 million) paid in October 1995 in respect of fiscal year 1995, yields the (pound)75 million ($126 million) payment of pre-acquisition dividends disclosed in the financial statements located elsewhere in this document.

Accounting for the Acquisition

       The recorded assets and liabilities of SWEB immediately prior to the time the Company gained effective control of SWEB were (pound)855 million ($1.433 billion) and (pound)528 million ($885 million), respectively. As a result of the purchase method of accounting, the amount of SWEB's assets recorded on the books of the Company was increased by (pound)927 million ($1.554 billion) to their fair value of (pound)1.782 billion ($2.987 billion), and the amount of SWEB's liabilities recorded on the books of the Company was increased by (pound)372 million ($624 million) to their fair value of (pound)900 million ($1.509 billion). The increase in liabilities included the establishment of reserves totalling (pound)44 million ($74 million) related principally to staff reductions and the disposition of ancillary businesses. The resulting difference between the purchase price of (pound)1.065 billion ($1.785 billion) and the fair value of the assets and liabilities acquired, including the reserves established, resulted in goodwill of (pound)183 million ($307 million).

       The information presented for the Pro Forma Fiscal Year 1996 consists of the historical results of operations of the Predecessor Company prior to the acquisition and the results of operations of the Successor Company subsequent to the acquisition, both of which have been adjusted for the effects of the acquisition as though it had taken place on April 1, 1995. The effects of the acquisition that are reflected in Pro Forma Fiscal Year 1996 include: (i) depreciation expense based on property, plant and equipment valued according to the purchase method of accounting as if the acquisition had occurred on April 1, 1995, (ii) amortization of goodwill valued according to the purchase method of accounting as if the acquisition had occurred on April 1, 1995, (iii) fair valuation of existing liabilities and the related interest expense as if the acquisition had occurred on April 1, 1995, (iv) debt issued to finance the acquisition and the related interest expense as if the acquisition had occurred on April 1, 1995, and (v) recognition of pension fund surplus and the reduction of pension expense in the accounts of the Company.

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

Significant Events

     The first budget of the newly elected Labour government included a "one-off windfall levy on the excess profits of the privatized utilities". SWEB estimated its liability to be approximately (pound)90 million adversely impacting earnings for the fiscal year 1998. The budget also reduced the UK corporation tax rate from 33% to 31%. This decrease resulted in an accounting credit reducing SWEB's provision for deferred income taxes by approximately (pound)22 million in the fiscal year 1998.

       During fiscal year 1996, the sale by SWEB of its shares in NGG and related actions produced a nonrecurring pre-tax gain of (pound)14 million over the fair value established at the time of the Company's acquisition of SWEB and resulted in net pre-tax cash flow of (pound)241 million. This followed a listing for the NGG shares on the London Stock Exchange. The listing was conditional upon the prior demerger of NGG's pumped storage electricity generation business ("PSB") which was sold in December 1995. SWEB had received (pound)36 million of its share of the total proceeds from that sale by the end of fiscal year 1996 and a further (pound)7 million by the end of fiscal year 1997. The fair value of this asset at acquisition was assessed at (pound)39 million. In fiscal year 1996 SWEB paid to the Company and the Company paid to Holdings a dividend of (pound)191 million which was made possible because of the proceeds from the sale of SWEB's interest in NGG. See Note 11 in the "Notes to the Financial Statements".

       SWEB has progressively withdrawn from its involvement in non-core businesses. Neither the contribution to SWEB's or the Company's operating income from the disposed businesses nor the effect of the dispositions on SWEB's or the Company's net income was material after taking into account the reserves established in connection with the acquisition. SWEB sold its appliance retailing business in June 1995; its appliance servicing business in February 1996; its creditor and warranty insurance business and electrical installation and contracting business in March 1996; and its interest in a cable television and telecommunications company in July 1996. SWEB has also restructured its gas retailing business, which includes a teaming arrangement with another organization effective from October 1, 1997.


RESULTS OF OPERATIONS

       SWEB was acquired in September 1995 and has undergone certain restructuring, and the level and cost of financing has changed significantly. Where relevant, the results for fiscal year 1996 have been presented on a pro forma basis to provide a comparison with fiscal years 1998 and 1997.

Fiscal Year 1998 Compared with Fiscal Year 1997 Compared with Pro Forma Fiscal Year 1996

    Earnings

       Earnings in fiscal year 1998 were adversely affected by a (pound)90 million windfall levy assessed against SWEB and an accounting credit reducing the Company's provision for deferred income taxes by (pound)22 million, as discussed in "Significant Events" above. The remainder of this discussion is on items other than the windfall levy and deferred income taxes.

       Operating income increased by (pound)7 million (6%) to (pound)132 million in the fiscal year 1998 from (pound)125 million in the fiscal year 1997. This increase is due to a (pound)10 million increase in operating income from the supply business, partly offset by a (pound)2 million decrease in the distribution business and a (pound)1 million decrease from other businesses.

       Operating income decreased by (pound)4 million (3%) to (pound)125 million in the fiscal year 1997 from (pound)129 million in the Pro Forma Fiscal Year 1996. This decrease was due to a (pound)4 million decrease in operating income from the distribution business, a (pound)3 million decrease in operating income from the supply business, partly offset by a (pound)3 million increase in operating income from the ancillary businesses.

       Net income decreased by (pound)2 million (4%) to (pound)53 million in the fiscal year 1998, before the windfall levy and effect of the tax rate change on deferred income taxes, from (pound)55 million in the fiscal year 1997. This decrease was principally due to increased interest expense and customary income tax charges more than offsetting an increase in operating income discussed above.

         Net income increased by (pound)6 million (12%) to (pound)55 million in the fiscal year 1997 from (pound)49 million in the Pro Forma Fiscal Year 1996. This increase was primarily attributable to reduced after-tax interest expense of (pound)9 million resulting from the repayment during the second half of Pro Forma Fiscal Year 1996 of debt issued to finance the acquisition and increased gains on the sale of investments, offset by decreased operating income as described above.

   Revenues

       Operating revenues decreased by (pound)88 million (10%) to (pound)760 million in the fiscal year 1998 from (pound)848 million in fiscal year 1997 which had increased by (pound)68 million (9%) from (pound)780 million in Pro Forma Fiscal Year 1996 as follows:

                                                             Operating Revenues                       Operating Revenues
                                                        Increase (Decrease) from the             Increase (Decrease) from the
                                                              Fiscal Year 1997                    Pro Forma Fiscal Year 1996
                                                           to the Fiscal Year 1998                  to the Fiscal Year 1997
                                                 ---------------------------------------------------------------------------------
                                                           ((pound)millions, except %)                  ((pound)millions, except %)
Electricity distribution                                             (3)                                      (21)
Electricity supply                                                  (82)                                       62
Other                                                               (13)                                        9
Intra-business(1)                                                    10                                        18
                                                                    ---                                        --
Total operating revenues                                            (88)                                       68
                                                                    ===                                        ==
Percentage change                                                   (10%)                                       9%

-------------
(1) Intra-business revenues relate to the elimination of intra-business revenues in consolidation, principally distribution sales to the supply business.

       Two factors determine the amount of revenues produced by the distribution business: the unit price of the electricity distributed (which is controlled by the Distribution Price Control Formula) and the number of electricity units distributed. In July 1995, the Regulator announced the result of distribution price review which was precipitated by certain market events in the UK electric utility industry. For SWEB, such announcement meant a real reduction of 11% in allowable distribution income for the twelve months from April 1, 1996, followed by an efficiency factor of X = 3% for each year thereafter. The number of units distributed depends on the demand of SWEB's customers for electricity. That demand varies based in part upon weather conditions and economic activity. Revenues from the distribution business decreased by (pound)3 million (1%) to (pound)228 million for the fiscal year 1998 from (pound)231 million for the fiscal year 1997 which had decreased by (pound)21 million (8%) from Pro Forma Fiscal Year 1996 as a result of the following factors:

                                                           Operating Revenues from                  Operating Revenues from
                                                          Electricity Distribution                 Electricity Distribution
                                                        Increase (Decrease) from the             Increase (Decrease) from the
                                                              Fiscal Year 1997                    Pro Forma Fiscal Year 1996
                                                           to the Fiscal Year 1998                  to the Fiscal Year 1997
                                                 --------------------------------------------------------------------------
                                                           ((pound)millions, except %)                   ((pound)millions, except %)
Application of Distribution Price Control Formula                    (2)                                      (19)
Sales growth                                                          1                                         1
Other revenue attributable to distribution business                  (2)                                       (3)
                                                                     --                                       ---
Total distribution revenues                                          (3)                                      (21)
                                                                     ==                                       ===
Percentage change                                                   (1%)                                      (8%)

       Two factors determine the amount of revenues produced by the supply business: the unit price of the electricity supplied (which, in the case of the Regulated Supply Customers until March 31, 1998, is controlled by the Supply Price Control Formula) and the number of electricity units supplied. From April 1, 1998 the unit price of electricity supplied to Regulated Supply Customers is subject to Price Cap regulation and, until late 1998, SWEB is expected to have the exclusive right to supply all Regulated Supply Customers in its Authorized Area.

       Regulated Supply Customers are generally residential/domestic and small commercial customers. The volume of unit sales of electricity for Regulated Supply Customers is influenced largely by the number of customers in the Authorized Area, weather conditions and prevailing economic conditions. Unit sales to Unregulated Supply Customers are determined primarily by the success of the supply business in entering into contracts to supply customers with electricity.

       Revenues from the supply business decreased by (pound)82 million (10%) to (pound)706 million for the fiscal year 1998 from (pound)788 million for the fiscal year 1997. The number of electricity units supplied in the fiscal year 1998 also decreased by 10%, which mainly arose from a reduction in units supplied to Unregulated Supply Customers. In addition to units supplied reducing, revenues were also reduced due to a reduction in the fossil fuel levy for the fiscal year 1998, which is passed through to customers. Revenues from Regulated Supply Customers reduced by 5% mainly due to the reduction in the fossil fuel levy, together with a reduction in allowable income as set by the Supply Price Control Formula.

       Revenues from the supply business increased by (pound)62 million (9%) to (pound)788 million for the fiscal year 1997 from (pound)726 million for the Pro Forma Fiscal Year 1996. In the fiscal year 1997, the number of electricity units supplied increased by 23% but total revenues produced by the supply business increased by only 9%, because a majority of the increase in total units supplied was to Unregulated Supply Customers, who are the larger energy users charged at generally lower average unit prices than those charged to Regulated Supply Customers. Within the regulated market, the number of electricity units increased by 1%, offset by a reduction in allowable income as set by the Supply Price Control Formula.

       Revenues from ancillary business decreased by (pound)13 million (21%) to (pound)50 million in the fiscal year 1998 from (pound)63 million for the fiscal year 1997. The decrease was principally due to the lower activity in the gas retailing business due to a restructuring of that business, including a teaming arrangement with another organization effective from October 1, 1997.

       Intra-business eliminations for fiscal year 1998 decreased by (pound)10 million (4%) from fiscal year 1997 which decreased by (pound)18 million (7%) from Pro Forma Fiscal Year 1996. Decreases in both years were primarily as the result of the decrease in revenues from the distribution business described above.

   Cost of Sales

       Cost of sales decreased by (pound)103 million (17%) to (pound)491 million in the fiscal year 1998 from (pound)594 million in the fiscal year 1997. The decrease principally arose from the reduction in energy purchases due to the decrease in units supplied, together with a decrease in the fossil fuel levy as mentioned above, and lower volumes in the gas retailing business.

       Cost of sales increased by (pound)90 million (18%) to (pound)594 million in the fiscal year 1997 from (pound)504 million in the Pro Forma Fiscal Year 1996. This increase was principally the result of an increase in the supply business cost of sales of (pound)68 million reflecting an increase in purchases of electricity to supply the increase in unit sales as discussed above.

   Operating Expenses

       Operating expenses increased by (pound)8 million (6%) to (pound)137 million in the fiscal year 1998 from (pound)129 million in the fiscal year 1997. The increase was principally due to a (pound)6 million increase in selling, general and administrative costs, together with a (pound)3 million increase in depreciation and amortization, partly offset by a (pound)1 million decrease in maintenance costs. The increase in selling, general and administrative costs is primarily due to the activities and restructuring of the gas retailing business.

       Operating expenses decreased by (pound)18 million (12%) to (pound)129 million in the fiscal year 1997 from (pound)147 million in the Pro Forma Fiscal Year 1996. This decrease was primarily due to a (pound)4 million decrease in maintenance costs and a (pound)15 million decrease in selling, general and administrative costs, which were partially offset by a (pound)1 million increase in depreciation and amortization resulting from the application of the purchase method of accounting. The decrease in selling, general and administrative costs included a decrease in certain classes of computer software development costs which were expensed during the first half of Pro Forma Fiscal Year 1996 but which were capitalized subsequently, having satisfied the criteria for capitalization under the Company's accounting policy (see Note 1 in the "Notes to the Financial Statements"). The decrease in selling, general and administrative costs also included a decrease in labor costs resulting from a reduction in personnel.
                                      II-5

   Interest Expense

       Interest expense increased by (pound)5 million to (pound)57 million in the fiscal year 1998 from (pound)52 million in the fiscal year 1997. In the latter part of the fiscal year 1997, the Company effectively replaced (pound)325 million of short term bank financed debt with higher margin long term debt. This, together with an approximate 1% increase in bank borrowing rates during the fiscal year 1998, and increases in debt as mentioned below, has contributed to the increase in interest expense.

       The weighted average balance of debt outstanding during the fiscal year 1998 was (pound)654 million at a weighted average interest rate of 7.9% compared to (pound)621 million at 7.5% during the fiscal year 1997. The change in level of debt is primarily due to payment of the windfall levy in December 1997.

       Interest expense decreased by (pound)14 million to (pound)52 million in the fiscal year 1997 from (pound)66 million in the Pro Forma Fiscal Year 1996, principally as a result of the financing costs associated with the amount of debt issued for the acquisition. Interest expense for Pro Forma Fiscal Year 1996 reflects interest expense recorded in connection with the acquisition as if the acquisition had occurred on April 1, 1995, and had been 100% financed with short-term borrowings at an interest rate of 6% per year. However, in the fiscal year 1997, the Company benefitted from the retirement of (pound)96 million of debt and the conversion of (pound)500 million of debt to equity during the second half of fiscal year 1996. The weighted average balance of debt outstanding during the fiscal year 1997 was (pound)621 million at a weighted average interest rate of 7.5% compared to (pound)876 million at 7.0% during the Pro Forma Fiscal Year 1996.

   Gain on Sale of Investments

       In the fiscal year 1998 there was no gain on the sale of investments. The gain on the sale of investments was (pound)6 million in the fiscal year 1997. There was no gain in the Pro Forma Fiscal Year 1996. The gain in the fiscal year 1997 related principally to additional proceeds of (pound)4 million relating to the demerger of the PSB associated with the sale of NGG and the sale by SWEB of its interest in a cable television and telecommunications company. See "Significant Events" above.

   Investment Income

       Investment income increased by(pound)3 million (50%) to(pound)9 million in the fiscal year 1998 from(pound)6 million in the fiscal year 1997, mainly due to additional dividends from an investment in generating plant.

Future Earnings Potential

       The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including the success of the implementation of reorganization plans, future regulatory price reviews and the level of energy sales and customer growth/retention in the electricity business.

       The largest portion (approximately 80%) of SWEB's operating income is derived from its distribution business - essentially the operation and maintenance of the electricity network in its Authorized Area in the southwest of England. SWEB is the only distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's Authorized Area. Distribution revenues are subject to price-cap regulation. Current regulation is expected to continue until March 31, 2000. A regulatory review has commenced which will determine the regulation to apply thereafter.

       In March 1998 the government published a discussion paper ("Green Paper") on the regulation of the water, electricity, gas and telecommunications utilities within the UK entitled "A Fair Deal for Consumers: Modernizing the Framework for Utility Regulation". The government's stated objective for the review is to set a long term stable framework for utilities which is seen to be fair by all the interested groups involved. The guiding principles are that regulation must be transparent, consistent and predictable. The closing date for responses was May 31, 1998.

       In May 1998 OFFER issued a consultation paper concerning the separation of businesses in the context of the reviews of the PES's price controls post 2000. It is OFFER's view that full separation of supply and distribution would be desirable. However, they recognize that it is likely that interim arrangements will be necessary.

       As these papers are only consultative at this time, it is not possible for the Company to precisely determine the impact until after these issues have been finalized by the government, and firm proposals are made by OFFER.

       The supply market is subject to change as it is currently partially open to competition and competition is scheduled to be extended to the remaining customers as discussed in Item 1 "Business - SWEB's Main Businesses - Supply Business".

       A possible further impact on future earnings is a court ruling related to a pension matter. See Note 2 in the "Notes to the Financial Statements" herein for discussion of this matter. Additionally, other contingencies, including the possibility of changes in the valuation of the Teesside contract, and other matters that may affect future earnings potential are discussed in Notes 3 and 4.

       SWEB is heavily dependent upon complex computer systems for all phases of its operations. The year 2000 issue, common to most corporations, concerns the inability of certain software and databases to properly recognize date-sensitive information related to the year 2000 and thereafter. This problem could result in a material disruption to the Company's operations, if not corrected. SWEB has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. During 1997, resources were committed and implementation began to modify affected information systems. The total costs related to the project are not expected to materially impact earnings. Implementation is currently on schedule. Although the degree of success of this project can not be determined at this time, management believes there will be no significant effect on the Company's operations.

New Accounting Standard

       The Financial Accounting Standards Board ("FASB") has issued Statement No. 130, "Reporting Comprehensive Income", which will be effective for the fiscal year 1999. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income). Comprehensive income is the total of net income and all other non-owner changes in equity. The Company will adopt this statement for fiscal year 1999. Currently, the adoption of this statement will not have a material effect on the Company's financial results.


FINANCIAL CONDITION

Overview

       The major change in the Company's financial condition during the fiscal year 1998 was the addition by SWEB of approximately (pound)81 million in property, plant, and equipment, largely in respect of the distribution network. The funds required for the plant additions were derived primarily from operations. It is expected that SWEB's capital requirements in the foreseeable future for investment in property will be generated from operating activities.

       Demand for electricity in Great Britain, in general, and in SWEB's Authorized Area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. SWEB balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

       The Company's sole investment and only significant asset is the entire share capital of SWEB. The Company is therefore dependent upon dividends from SWEB for its cash flow. SWEB can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its supply and distribution businesses as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at SWEB to allow for reasonable and necessary dividends from SWEB, through operations, to be distributed to the Company. In the UK, the Accounting Standards Board is currently reviewing the treatment of deferred income tax accounting. If full provision for deferred tax were required, SWEB's distributable reserves could be eliminated.

Derivative Financial Instruments

         The Company and SWEB have non-trading operations that are exposed to certain market risks including changes in interest rates, cross currency exchange rates and the volatility of prices of electricity purchased in the Pool. To mitigate changes in cashflow attributed to these exposures the Company has entered into various derivative financial instruments, the sole purpose of which is to hedge exposure in these areas.

       Interest rate swaps are used to hedge specific debt issuances and therefore qualify for hedge accounting. Where debt is issued in US dollars, currency swaps effectively convert the exposure to sterling. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. Derivative exposures for interest rate and cross currency swaps are measured using mark-to-market valuations.

       If the Company sustained a 100 basis point change in interest rates for all variable rate debt, the change would affect annualized interest expense by approximately (pound)1 million i.e. 1% on (pound)78 million variable rate debt as at March 31, 1998. Based on the Company's overall interest rate exposure as at March 31, 1998, including derivative and other interest rate sensitive instruments, a 100 basis point change in interest rates would not materially affect the consolidated financial statements.

         In addition, SWEB utilizes CFD's to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. The gains and losses on such contracts are deferred and recognized as electricity is purchased.

       The Company does not have an exposure to changes in exchange rates between (pound) sterling and the US dollar as it uses both long term and short term cross-currency agreements to fully hedge any debt issued in US dollars. Therefore a 10% sustained decline of the US dollar would not affect these swaps in respect of the consolidated financial statements.

Financing Activities

         During the fiscal year 1998 the Company and SWEB entered into (pound)100 million of fixed rate sterling interest swaps, (pound)25 million ($42 million) in December 1997 and (pound)75 million ($125 million) in January 1998.

         At March 31, 1998, the Company and SWEB have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totalling (pound)600 million ($1,006 million), and have cross currency swaps expiring between 2001 and 2007, with notional amounts totalling (pound)350 million ($587 million).

Sources of Capital

         The Company has a US commercial paper program under which the maximum available is $520 million. This program is supported by a swingline and revolving credit facility provided by a syndicate of banks. The amount available under the program, which is supported by the swingline and revolving credit facility, at March 31, 1998 was $164 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

         SWEB actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At March 31, 1998 the Company and SWEB together had short-term debt of (pound)363 million ($608 million) outstanding ($134 million from commercial paper, $222 million from swingline and revolving credit facility, and $252 million in other short-term loans). The increase in short-term debt is largely due to the payment of the first installment of the windfall levy.

       To meet short-term cash needs and contingencies, the Company and SWEB together had at March 31, 1998 approximately (pound)5 million of cash and (pound)180 million of unutilized committed lines of credit with banks. Also available was $164 million of the swingline and revolving credit facility mentioned above. The Company currently has sufficient liquidity to meet the second installment of the windfall levy, and the pension matter, discussed in
Item 1 - "Business", and Note 2 in the "Notes to the Financial Statements" herein.

Cautionary Statement Regarding Forward-Looking Information

       The Company's 1998 Annual Report Form 10-K contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory issues (such as the results of the current review of regulation, see Item 1 "Business - Supply Business", and the results of the supply and distribution price reviews scheduled to take effect April 1, 2000); the extent and timing of the entry of additional competition in the supply market; potential business strategies, including acquisitions or dispositions of assets or internal restructuring that may be pursued by the Company or SWEB; changes in or application of environmental and other laws and regulations to which the Company and SWEB are subject; political, legal and economic conditions and developments in which the Company and SWEB operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or SWEB and the success of efforts to invest in and develop new opportunities; and other factors discussed in the reports, filed from time to time by the Company with the SEC.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Reference is made to information in the Company's "Management's Discussion and Analysis - Derivative Financial Instruments" above, and to Notes 1 and 8 in the "Notes to the Consolidated Financial Statements" under the heading "Financial Instruments" contained herein.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Southern Investments UK plc and Subsidiaries (Successor
                 Company) and South Western Electricity plc and
                       Subsidiaries (Predecessor Company)

                 Index to the Consolidated Financial Statements

                                                                                              Page
     Management's Report................................................................     II-11
     Report of Independent Public Accountants...........................................     II-12
     Consolidated Statements of Income..................................................     II-13
     Consolidated Statements of Changes in Stockholder's Equity.........................     II-14
     Consolidated Statements of Cash Flows..............................................     II-15
     Consolidated Balance Sheets........................................................     II-16
     Notes to the Consolidated Financial Statements.....................................     II-18



        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)

                               MANAGEMENT'S REPORT
                               1998 Annual Report

       The management of the Company has prepared -- and is responsible for -- the consolidated financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

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

       In management's opinion, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States.







/s/ Richard J. Pershing             /s/ Carson B. Harreld
Richard J. Pershing                 Carson B. Harreld
Chief Executive Officer             Chief Financial and Accounting Officer


June 19, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of Southern Investments UK plc:


       We have audited the accompanying consolidated balance sheets of SOUTHERN INVESTMENTS UK plc (the "Company" being a company incorporated in England and Wales) and SUBSIDIARIES as of March 31, 1998 and 1997, the related consolidated statements of income, changes in stockholder`s equity and cash flows for the years ended March 31, 1998 and 1997 and for the period from inception (June 23, 1995) to March 31, 1996. In addition we have audited the accompanying consolidated statements of income, changes in stockholder's equity, and cash flows of SOUTH WESTERN ELECTRICITY plc and SUBSIDIARIES for the period from April 1, 1995 to September 17, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Investments UK plc and subsidiaries as of March 31, 1998 and 1997 and the consolidated results of its operations, changes in stockholder's equity and cash flows for the years ended March 31, 1998 and 1997 and for the period from inception (June 23, 1995) to March 31, 1996, and the consolidated results of the operations, changes in stockholders' equity, and cash flows of South Western Electricity plc and subsidiaries for the period from April 1, 1995 to September 17, 1995, in conformity with generally accepted accounting principles in the United States.





/s/ Arthur Andersen
ARTHUR ANDERSEN
Bristol, England


June 19, 1998

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
                FOR THE YEARS ENDED MARCH 31, 1998 AND 1997, AND
         FOR THE PERIOD FROM INCEPTION (JUNE 23, 1995) TO MARCH 31, 1996

      SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
             FOR THE PERIOD FROM APRIL 1, 1995 TO SEPTEMBER 17, 1995

                         CONSOLIDATED INCOME STATEMENTS

                                  (In Millions)


                                                                        1998                1997        Inception  |   April 1,
                                                                                                        (June 23,  |    1995 to
                                                                                                        1995) to   |   September
                                                                                                        March 31,  |   17, 1995
                                                                                                        1996 (1)   |       (1)
                                                                      Successor           Successor     Successor  |  Predecessor
                                                                      ---------           ---------     ---------  |  -----------
                                                                                                                   |
OPERATING REVENUES                                         (pound) 760      $ 1,274   (pound) 848   (pound) 481    |(pound) 299
COST OF SALES                                                      491          823           594           318    |        186
                                                           -----------      -------   -----------   -----------    |-----------
GROSS MARGIN                                                       269          451           254           163    |        113
                                                           -----------      -------   -----------   -----------    |-----------
                                                                                                                   |
OPERATING EXPENSES:                                                                                                |
    Maintenance                                                     34           57            35            21    |         18
    Depreciation and amortization                                   46           77            43            22    |         15
    Selling, general and administrative                             57           96            51            34    |         40
                                                           -----------      -------   -----------   -----------    |-----------
              Total operating expenses                             137          230           129            77    |         73
                                                           -----------      -------   -----------   -----------    |-----------
              Operating income                                     132          221           125            86    |         40
                                                           -----------      -------   -----------   -----------    |-----------
                                                                                                                   |
OTHER INCOME (EXPENSE):                                                                                            |
    Interest income                                                  2            4             2             7    |          2
    Interest expense                                               (57)         (96)          (52)          (28)   |         (5)
    Gain on sale of investments                                      -            -             6            14    |          -
    Investment income                                                9           15             6             -    |          -
    Other, net                                                       -            -             -             2    |          1
                                                           -----------      -------   -----------   -----------    |-----------
              Total other income (expense)                         (46)         (77)          (38)           (5)   |         (2)
                                                           -----------      -------   -----------   -----------    |-----------
                                                                                                                   |
INCOME BEFORE INCOME TAXES                                          86          144            87            81    |         38
                                                                                                                   |
PROVISION FOR INCOME TAXES:                                                                                        |
    Customary                                                      (33)         (55)          (32)          (28)   |        (13)
    Effect of change in tax rates (Note 6)                          22           37             -             -    |          -
    Windfall levy (Note 6)                                         (90)        (151)            -             -    |          -
                                                           -----------      -------   -----------   -----------    |-----------
(LOSS) INCOME FROM CONTINUING OPERATIONS                                                                           |
                                                                   (15)         (25)           55            53    |         25
    Extraordinary gain on early extinguishment                                                                     |
      of debt, net of income tax effect of (pound)3, for                                                           |
      the Successor Company, and income from                                                                       |
      discontinued operations                                        -            -             -             6    |         (1)
                                                           -----------      -------   -----------   -----------    |-----------
NET (LOSS) INCOME                                          (pound) (15)     $   (25)  (pound)  55   (pound)  59    |(pound)  24
                                                           ===========      =======   ===========   ===========    |===========


-------------
(1)    See Note 14 for Details of Pro Forma Fiscal Year 1996.



     The accompanying notes are an integral part of these consolidated statements.



        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
                FOR THE YEARS ENDED MARCH 31, 1998 AND 1997, AND
         FOR THE PERIOD FROM INCEPTION (JUNE 23, 1995) TO MARCH 31, 1996

      SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
             FOR THE PERIOD FROM APRIL 1, 1995 TO SEPTEMBER 17, 1995

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (In Millions)

                                                 Number of                    Ordinary       Share        Retained        Total
                                                  Ordinary       Share       Shares of      Premium      Earnings/    Stockholders'
                                                   Shares       Capital       50p Each      Account      (Deficit)        Equity
                                               ------------------------------------------------------------------------------------
   PREDECESSOR COMPANY

   Balance, March 31, 1995                          111    (pound) 56   (pound)   -     (pound) 6   (pound) 304     (pound) 366

   Issue of share capital                             1             -             2             -             -               2
   Dividends:
      20p per share for 111 million shares            -             -             -             -           (23)            (23)
      65p per share for 81 million shares             -             -             -             -           (52)            (52)
   Net income                                         -             -             -             -            24              24
                                                  -----   -----------         -----         -----         -----           -----
   Balance, September 17, 1995                      112            56             2             6           253             317
                                                  =====   ===========         =====         =====         =====           =====


   SUCCESSOR COMPANY

   Balance, June 23, 1995                             -             -             -             -             -             -

   Net income                                         -             -             -             -            59              59
   Proceeds from sale of NGG reflected as
      dividends (Note 12)                             -             -             -             -          (191)           (191)
   Conversion of advances to equity
      (Note 12)                                     315           315             -             -             -             315
   Equity contribution (Note 12)                    185           185             -             -             -             185
                                                  -----   -----------   -----------   -----------   -----------     -----------
   Balance, March 31, 1996                          500           500             -             -          (132)            368

   Net income                                         -             -             -             -            55              55
   Dividends declared on common stock                 -             -             -             -           (37)            (37)

   Balance, March 31, 1997                          500           500             -             -          (114)            386
                                                  -----   -----------   -----------   -----------   -----------     -----------
   Net loss (1)                                       -             -             -             -           (15)            (15)
   Dividends declared on common stock                 -             -             -             -           (34)            (34)
                                                  -----   -----------   -----------   -----------   -----------     -----------
   Balance, March 31, 1998                          500   (pound) 500   (pound)   -   (pound)   -   (pound)(163)    (pound) 337
                                                  =====   ===========   ===========   ===========   ===========     ===========
-------------

(1) The Net Loss is stated after a one-off windfall levy charge of (pound)90 million, and an accounting credit reducing the
    Company's provision for deferred income taxes by (pound)22 million


     The accompanying notes are an integral part of these consolidated statements.






        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
                FOR THE YEARS ENDED MARCH 31, 1998 AND 1997, AND
         FOR THE PERIOD FROM INCEPTION (JUNE 23, 1995) TO MARCH 31, 1996

      SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
             FOR THE PERIOD FROM APRIL 1, 1995 TO SEPTEMBER 17, 1995

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In Millions)


                                                                           1998               1997     Inception |     April 1,
                                                                                                       (June 23, |     1995 to
                                                                                                       1995) to  |   September
                                                                                                       March 31, |     17, 1995
                                                                                                        1996     |
                                                                        Successor       Successor    Successor   |  Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:                                   ---------       ---------    ---------   |  -----------
   Net (loss) income                                        (pound) (15)    $ (25)      (pound)55   (pound) 59   |   (pound)   24
                                                            ------------    ------      ---------   -----------  |   -------------
   Adjustments to reconcile net income to net cash                                                               |
       provided from operating activities:                                                                       |
     Depreciation and amortization                                   54        91              43           22   |             15
     Changes in assets and liabilities:                                                                          |
      Receivables, net                                               33        55             (17)         (20)  |             33
      Accounts payable                                              (10)      (17)              3            9   |             (9)
      Income taxes, accrued/deferred                                 36        60              23           19   |              4
      Other, net                                                    (38)      (63)            (48)         (64)  |              2
                                                            -----------     -----       ---------  -----------   |   ------------
        Total adjustments                                            75       126               4          (34)  |             45
                                                            -----------     -----       ---------  -----------   |   ------------
        Net cash provided from operating activities                  60       101              59           25   |             69
                                                            -----------     -----       ---------  -----------   |   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                            |
   Consideration for purchase of SWEB paid to former                                                             |
       shareholders                                                   -         -               -       (1,023)  |              -
   Capital expenditures                                             (81)     (136)            (70)         (37)  |            (22)
   Proceeds from sales of investments                                 1         2              17          270   |             26
   Other                                                              2         3               5            -   |            (26)
                                                            -----------     -----       ---------  -----------   |   ------------
        Net cash used for investing activities                      (78)     (131)            (48)        (790)  |            (22)
                                                            -----------     -----       ---------  -----------   |   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                            |
   Proceeds from advances from parent                                 -         -               -          315   |              -
   Capital contribution received                                      -         -               -          185   |              -
   Proceeds from issuance of notes                                    -         -               -          650   |              -
   Proceeds from issuance of bonds                                    -         -             300          597   |              -
   Repayment of notes and bonds                                       -         -               -         (696)  |              -
   Change in short term borrowings                                   79       132            (366)           -   |            (23)
   Issue of share capital                                             -         -               -            -   |              2
   Issue of mandatorily redeemable preferred securities               -         -              50            -   |              -
   Payment of preacquisition dividends                                -         -               -          (75)  |              -
   Payment of dividends                                             (59)      (99)            (12)        (191)  |              -
                                                            ------------    ------      ---------  -----------   |   ------------
        Net cash provided from (used for) financing                   20        33            (28)         785   |            (21)
                                                            ------------    ------      ---------  -----------   |   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                             |
                                                                      2         3            (17)          20    |             26
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                                 |
                                                                      3         5             20            -    |             27
                                                            ------------    -----       --------   ----------    |   ------------
                                                                                                                 |
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  (pound)   5     $   8      (pound) 3   (pound) 20    |   (pound   53
                                                            ============    =====       ========   ==========    |   ===========
                                                                                                                 |
SUPPLEMENTAL CASH FLOW INFORMATION:                                                                              |
   Cash paid during the year for:                                                                                |
    Interest                                                (pound)   51    $   86     (pound) 48   (pound)21    |   (pound)    5
                                                            ============    ======      =========  ==========    |   ============
    Income taxes:                                                                                                |
       Customary                                                      20        34             11          26    |              6
       Windfall levy (Note 6)                                         45        75              -           -    |              -
                                                                   -----    ------      ---------  ----------    |   ------------
       Total cash paid for income taxes                     (pound)   65    $  109     (pound) 11   (pound)26    |  (pound)     6
                                                            ============    ======      =========  ==========    |   ============
   Conversion of debt to equity                             (pound)    -    $    -     (pound)  -  (pound)315    |   (pound)    -
                                                            ============    ======     ==========  ==========    |   ============


      The accompanying notes are an integral part of these consolidated statements.




        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1998 AND 1997


                                  (In Millions)

                                 ASSETS                                                       1998                      1997

---------------------------------------------------------------------         ------------------------------     ----------------

PROPERTY, PLANT, AND EQUIPMENT                                                 (pound) 1,389          $ 2,329     (pound) 1,312
    Less accumulated depreciation                                                        109              183                59
                                                                               -------------         --------     -------------
                  Property, plant, and equipment, net                                  1,280            2,146             1,253
                                                                               -------------         --------     -------------

OTHER ASSETS
    Investments                                                                           17               29                19
    Prepaid pension cost                                                                 116              194               105
    Goodwill, net of accumulated amortization of (pound)11 ($18) at
       March 31, 1998 and(pound)7 at March 31, 1997                                      172              288               176
                                                                               -------------         --------     -------------
                  Total other assets                                                     305              511               300
                                                                               -------------         --------     -------------

CURRENT ASSETS:
    Cash and cash equivalents                                                              5                8                 3
    Investments                                                                           17               29                18
    Receivables:
       Customer accounts, less provision for uncollectables of (pound)9
           ($15) at March 31, 1998 and(pound)12 at March 31, 1997                         85              143               120
       Other                                                                              14               23                12
                                                                               -------------         --------     -------------
                  Receivables, net                                                        99              166               132
    Materials and supplies                                                                 4                7                 3
    Prepaid expenses                                                                      18               30                12
                                                                               -------------         --------     -------------
                  Total current assets                                                   143              240               168

                                                                               -------------         --------     -------------
                  Total assets                                                 (pound) 1,728         $  2,897      (pound)1,721
                                                                               =============         ========      ============






     The accompanying notes are an integral part of these consolidated balance sheets.




        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1998 AND 1997


                                  (In Millions)

                  STOCKHOLDER'S EQUITY AND LIABILITIES                                        1998                        1997
-----------------------------------------------------------------------------     ------------------------------     --------------

STOCKHOLDER'S EQUITY
    Common stock, (pound)1 par value, 500,400,587 shares authorized,
       issued and outstanding                                                    (pound) 500            $ 838        (pound) 500
    Retained earnings (deficit)                                                         (163)            (273)              (114)
                                                                              --------------          -------      -------------
              Total stockholder's equity                                                 337              565                386
                                                                              --------------          -------      -------------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
    SOUTHERN INVESTMENTS UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
    SUBORDINATED DEBENTURES (Note 10)                                                    50               84                 50

NON-CURRENT LIABILITIES
    Long-term debt                                                                       301              505                301
    Deferred income taxes                                                                361              605                377
    Provision for loss contracts (Note 4)                                                 72              121                 69
    Other                                                                                 46               77                 59
                                                                              --------------          -------      -------------
              Total non-current liabilities                                              780            1,308                806
                                                                              --------------          -------      -------------

CURRENT LIABILITIES:
    Commercial paper                                                                      80              134                250
    Short-term borrowings                                                                283              474                 34
    Accounts payable                                                                      50               84                 60
    Accrued income taxes                                                                  82              137                 31
    Unearned revenue                                                                       4                7                  5
    Common dividend declared                                                               -                -                 25
    Accrued interest                                                                       8               13                  9
    Other                                                                                 54               91                 65
                                                                              --------------          -------      -------------
              Total current liabilities                                                  561              940                479


COMMITMENTS AND CONTINGENT MATTERS
    (NOTES 2, 3 and 4)
                                                                              --------------          -------      -------------
              Total stockholder's equity and liabilities                      (pound)  1,728          $ 2,897      (pound) 1,721
                                                                              ==============          =======      =============




     The accompanying notes are an integral part of these consolidated balance sheets.


        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

       Southern Investments UK plc (the "Company") is a wholly-owned subsidiary of SWEB Holdings Limited ("Holdings"). Throughout the period under review, 75% of Holdings was owned indirectly by Southern and 25% was owned indirectly by PP&L Resources. On June 18, 1998, Southern sold a further share of its ownership in Holdings to PP&L Resources as set out in Note 13. The Company was incorporated as a public limited company under the laws of England and Wales on June 23, 1995 as a vehicle for the acquisition of South Western Electricity plc (together with its subsidiaries, "SWEB"). On September 18, 1995, the Company gained effective control of SWEB, having acquired approximately 84% of its shares (the "Acquisition"). Accordingly, the Company has designated September 18, 1995 as the effective date of the Acquisition (the "Acquisition Date"). Given that SWEB represents substantially all of the current operations of the Company, SWEB is considered the Predecessor Company (the "Predecessor Company"). All references in the financial statements to the Successor Company represent the Company and its subsidiaries and to the Predecessor Company represent South Western Electricity plc and its subsidiaries. See Note 7 for a further discussion of the Acquisition. The pro forma accounts for 1996 are based on the adjusted results for these two entities for the 12 months to March 31, 1996, as set out in Note 14.

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

       The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries and have been prepared from records maintained by SWEB in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company's ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method (Note 11).

       Solely for the convenience of the reader, certain pounds sterling amounts included in the financial statements have been translated into US dollars at the exchange rate of $1.6765 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1998. The following table sets out this rate for previous periods:


       Fiscal Year                       Period end     Average (1)          High           Low
       -----------                       ----------     -----------          ----           ---
                                                        ($ per (pound)1.00)

          1993...............................  1.48           1.50            1.59           1.42

          1994...............................  1.57           1.53            1.64           1.46

          1995..............................   1.55           1.58            1.64           1.53

          1996..............................   1.53           1.53            1.56           1.50

          1997..............................   1.64           1.59            1.71           1.49

          1998..............................   1.68           1.65            1.69           1.61
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

       The Company has a diversified base of customers. No single customer comprises 10% or more of revenues.

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

       Depreciation of the recorded cost of depreciable property, plant, and equipment is provided by using primarily composite straight-line rates, which approximate 3.2% per year (2.5% per year for depreciable utility plant in service). Upon the retirement or sale of assets, the costs of such assets and the related accumulated depreciation are removed from the balance sheet and the gain or loss, if any, is included in income.

Information Technology Consultancy and Development Costs

       Significant information technology ("IT") consultancy and development costs are capitalized when they become technologically feasible and are amortized over their estimated useful economic life from the date of first use. Other IT consultancy and development costs are charged to income in the period in which they are incurred. This policy was adopted effective October 1, 1995 as the Company embarked on a significant program of investment and will be incurring significant development costs which are fundamental to the future performance of the business and which will benefit the business for a number of years. The Directors are of the opinion that in relation to the planned development costs to be incurred in the future, the policy followed by the Predecessor Company of writing off such costs to the Statement of Income does not give a fair reflection of the period over which the benefits will accrue. Prior to this change in accounting policy the Company expensed all IT consultancy and development costs as incurred. The effect of adopting this policy has resulted in the capitalization of (pound)14 million of costs in the fiscal year 1998 and (pound)11 million of costs in the fiscal year 1997.

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

Investments

       The Company accounts for its current investments in accordance with SFAS No. 115, "Accounting for Investments for Certain Debt and Equity Securities". These investments represent investments in debt securities, which management classifies as available-for-sale securities in accordance with SFAS No. 115. The Company's long-term investments consist of investments accounted for using the cost method (Note 11).

Income Taxes

       SFAS No. 109, "Accounting for Income Taxes", requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences.

Financial Instruments

       Non-trading derivative financial instruments are used to hedge exposures to volatility in electricity prices and fluctuations in interest rates and foreign currency exchange rates. Gains and losses on qualifying hedges are deferred and recognized either in income or as an adjustment to the carrying amount when the hedged transaction occurs.

Reclassifications

       Certain prior years' data presented in the consolidated financial statements has been reclassified to conform with the current year presentation.

2. RETIREMENT BENEFITS

Pension Plans

       SWEB has two pension plans, a defined contribution plan and a defined benefit plan.

Defined Contribution Plan

       The defined contribution plan was established in fiscal year 1994. The assets of the defined contribution plan are held and administered by an independent trustee. Contributions to the plan by SWEB on behalf of its employees were (pound)0.2 million ($0.3 million) for the fiscal year 1998, and (pound)0.1 million for the fiscal year 1997. Contributions in prior periods were not material.

Defined Benefit Plan

       SWEB participates in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the Electricity Supply Industry in the UK. Contributions to the plan by SWEB on behalf of its employees were (pound)0.3 million ($0.5 million) for the fiscal year 1998, (pound)0.6 million for the fiscal year 1997, (pound)4.8 million for the period from inception (June 23, 1995) through March 31, 1996, and (pound)3.7 million for the period from April 1, 1995 to September 17, 1995.

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       In accordance with SFAS No. 87, as of the date of the Acquisition, the assignment of the purchase price to individual assets acquired and liabilities assumed includes the plan assets in excess of the projected benefit obligation. SWEB uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes. Amounts funded to the pension trust are primarily invested in equity and fixed-income securities. SFAS No. 87 requires use of the "projected unit credit" actuarial method for financial reporting purposes.



       The following  table shows the  actuarial  results and  assumptions  for pension  benefits as computed  under SFAS No. 87 (in millions):

                                                                                     March 31, 1998              March 31, 1997
                                                                                     --------------              --------------

 Actuarial present value of benefit obligation
     Vested benefits ..............................................        (pound) (504)            $ (845)     (pound) (493)
     Nonvested benefits............................................                   -                  -                 -
                                                                          -------------            -------     -------------

 Accumulated benefit obligations...................................                (504)              (845)             (493)
 Effect of future salary increases.................................                 (38)               (64)              (37)
                                                                          -------------            -------     -------------

 Projected benefit obligations.....................................                (542)              (909)             (530)
    Less:
        Fair value of plan assets..................................                 701              1,175               641
        Prior service cost.........................................                   3                  5                 3
        Unrecognized net gain......................................                 (46)               (77)               (9)
                                                                          -------------            -------     -------------

 Prepaid asset recognized in the consolidated balance sheet........       (pound)   116            $   194     (pound)   105
                                                                          =============            =======     =============

       The weighted average rates assumed in the actuarial calculations were as follows:


                                                                                 1998                                  1997
                                                                                 ----                                  ----

 Discount rate.....................................................              7.50%                                 8.50%
 Annual salary rate increase.......................................              4.75%                                 5.75%
 Long term rate of return on plan assets...........................              9.50%                                 9.50%



    The components of the plan's net pension income are shown below (in millions):

                                                                                                    Period from  |
                                                                                                     inception   |   Period from
                                                                                                     (June 23,   |     April 1,
                                                                                                     1995) to    |     1995 to
                                                               Fiscal Year          Fiscal Year      March 31,   |   September
                                                                   1998                 1997           1996      |    17, 1995
                                                               Successor             Successor       Successor   | Predeccessor
                                                       ---------------------    -------------------- ----------  | -------------
 Benefits earned during the period................     (pound)  7     $   12    (pound)   9       (pound) 2      |  (pound)   3
 Interest cost on projected benefit obligation....             43         72             44              22      |           20
 Actual return on plan assets.....................            (95)      (159)           (66)            (50)     |          (69)
 Net amortization and deferral....................             37         62              9              22      |           42
                                                               --         --            ---              --      |           --
 Gross pension benefit............................             (8)       (13)            (4)             (4)     |           (4)
 Employee contributions...........................             (3)        (5)            (4)             (2)     |           (2)
                                                              ---        ---            ---             ---      |          ---
 Net pension benefit                                          (11)       (18)            (8)             (6)     |           (6)
                                                              ===        ===            ===             ===      |          ===

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Pensions Contingency

       The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered on June 10, 1997. The High Court also granted the complainants leave to appeal to a higher court. No date has yet been set for any hearing in the Appeal court. If the complainants' appeal is successful, either at the Appeal court or on a subsequent appeal to the House of Lords, it will have an adverse effect on SWEB. Unless the High Court decision is reversed, this case should not impact SWEB significantly; however it is not practical to make an estimate of the exposure at the present time.

3. REGULATORY MATTERS

Distribution

       OFFER controls the revenues generated by SWEB in its distribution business by applying a price control formula, P + RPI -X, where P is the price level at the beginning of each new regulatory period, RPI is the change in the Retail Price Index and X is an adjustment factor determined by OFFER. X is currently 3%.

       The DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can require a one-time price adjustment. An initial review by the Regulator of allowable income in the distribution business led to a reduction of the price level by 14% for SWEB starting April 1, 1995, followed by efficiency factors of X = 2% for each year until March 2000. On July 6, 1995, the Regulator announced the result of a further distribution price review which was precipitated by certain market events in the UK electric utility industry. For SWEB, such announcement meant a real reduction of 11% in allowable distribution income for the twelve months from April 1, 1996, followed by an efficiency factor of X = 3% for each year, before an allowed increase for inflation. The Regulator is currently undertaking the next DPCF review expected to become effective from April 1, 2000.

Supply

       Within the supply business, customers fall into the two categories of Unregulated and Regulated Supply Customers.

       Until March 31, 1998, Unregulated Supply Customers were defined as customers who had an electricity demand of more than 100kW. From April 1, 1998, Unregulated Supply Customers are defined as customers who are non-domestic and who have an annual consumption in excess of 12,000kWh. Unregulated Supply Customers may contract for their electricity from any holder of a PES license. However, those customers who were Regulated Supply Customers until the change in definition must continue to take supply from their host REC until competition commences in that REC's Authorized Area (see below).

       Regulated Customers are those customers who are not Unregulated Supply Customers and largely comprise domestic and small business customers. Prices charged to Regulated Supply Customers by a REC within its Authorized Area are controlled by regulation. Until March 31, 1998, the calculation of the maximum supply charge was based on a SPCF, similar to the DPCF, plus an ability to pass through certain costs, principally the costs of energy purchases, transmission and distribution use of system charges. For the four-year period ending March 31, 1998, an efficiency factor of X = 2% (before an allowed increase for inflation) was applied to SWEB, offset by an allowance for both unit and customer growth. From April 1, 1998 supply business charges to Regulated Supply Customers is subject to a Price Cap instead of being based on the SPCF; the concept of pass through costs no longer applies.

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       Following the announcement by the Regulator on October 16, 1997, in respect of its latest supply price review for Regulated Supply Customers effective from April 1, 1998, SWEB has implemented a tariff reduction of 2.8% effective from that date. A further 3% reduction (before an allowed increase for inflation) will be implemented for fiscal year 2000. This average tariff reduction primarily reflects the expected reduction in power purchase costs after March 31, 1998 when expensive CFDs, (Note 8), agreed by the government at the time of privatization of the electricity industry, will end, and the fossil fuel levy will be further reduced.

       The exclusive right to supply Regulated Supply Customers (as defined prior to April 1, 1998) was scheduled to be phased out over a six-month period commencing April 1, 1998, after which all supply customers would have the ability to choose their electricity supplier. An announcement by the Regulator on October 16, 1997 stated that the exclusive right to supply Regulated Supply Customers should be phased out from September 1998. Each REC has an authorized start date for competition to commence in its Authorized Area, and SWEB's is towards the end of calendar year 1998. Once a REC's Authorized Area is open to competition, then it can compete in the Authorized Area of other RECs where competition has commenced, and vice versa.

       The Regulator has also proposed a penalty on all RECs, including SWEB, related to the delay in opening competition to Regulated Supply Customers beyond the April 1, 1998 deadline; any penalty imposed on SWEB is not expected to have a material impact on earnings. The supply tariffs in fiscal years 1999 and 2000 represent maximum price restraints intended to protect each REC's Regulated Supply Customers, which it supplies within its Authorized Area.

4. COMMITMENTS AND CONTINGENT MATTERS

Power Purchase Agreements

       SWEB has entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1, 1993. The contract sets escalating electricity purchase prices at predetermined levels. The Company has recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent Pool costs in that respective year. These costs have been discounted at an appropriate rate to their present value of (pound)72 million ($121 million) at March 31, 1998 and (pound)69 million at March 31, 1997. Over the past two years, the Pool prices have been less than anticipated when the accrual was recognized. The Company is continuing to review the trend of Pool prices and an adjustment to the provision may be required in the future.

Operating Leases

       SWEB has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totalled (pound)5 million ($8 million) for the fiscal year 1998, (pound)4 million for the fiscal year 1997, (pound)3 million for the period from inception (June 23, 1995) to March 31, 1996, and (pound)3 million for the period from April 1, 1995 to September 17, 1995.

       Estimated minimum rental commitments for noncancelable operating leases were as follows at March 31, 1998 (in millions):

      Fiscal year
         1999.................................      (pound) 5              $ 8
         2000.................................              4                6
         2001.................................              1                2
         2002.................................              1                2
         2003.................................              1                2
         Thereafter...........................              7               12
                                                   ----------             ----
       Total minimum payment..................     (pound) 19             $ 32
                                                   ==========             ====

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Labor Subject to Collective Bargaining Agreements

       Substantially all of SWEB's employees are subject to one of two collective bargaining agreements. Such agreements are ongoing in nature, and SWEB's employee participation level is consistent with that of the electric utility industry in the UK.

5. SEGMENT AND RELATED INFORMATION

       Effective March 31, 1998, the Company adopted FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Company is primarily engaged in two electric industry segments: distribution, which involves the transmission of electricity across its network and its transfer and delivery to its customers, and supply, which involves bulk purchase of electricity from the Pool and arranging for its sale and transfer to its customers. Information about the Company's operations in these individual segments, which also reflect its products and services, is detailed below. All revenues are in respect of sales to customers in the UK.

Business Segments
-----------------                                                         (in millions)

Fiscal Year                          Distribution         Supply             Other            Eliminations         Consolidated
----------                           ------------    ------------------   ------------        ------------         ------------

1998 (Successor)
----------------
Operating revenues             (pound) 228   $ 382  (pound)706  $ 1,184  (pound)50  $ 84    (pound)(224)  $ (376)(pound)760 $ 1,274
Depreciation and Amortization           39      65           -        -          7    12              -        -         46      77
Operating income                       106     177          22       37          4     7              -        -        132     221
Total assets employed at period-end  1,540   2,582         110      184         78   131              -        -      1,728   2,897
Capital expenditures                    78     131           1        2          3     5             (1)      (2)        81     136


1997 (Successor)
----------------
Operating revenues                  (pound) 231          (pound) 788      (pound) 63           (pound) (234)        (pound) 848
Depreciation and Amortization                37                    -               6                      -                  43
Operating income                            108                   12               6                     (1)                125
Total assets employed at period-end       1,481                  133             107                      -               1,721
Capital expenditures                         64                    3               3                     (1)                 69


Inception (June 23, 1995) to
---------------------------
March 31,1996 (Successor)
---------------------------
Operating revenues                  (pound) 147          (pound) 450      (pound) 31           (pound) (147)        (pound) 481
Depreciation and Amortization                19                    -               3                      -                  22
Operating income                             72                   13               1                      -                  86
Total assets employed at period-end       1,426                  102             162                      -               1,690
Capital expenditures                         32                    1               4                      -                  37


April 1, 1995 to September 17, 1995
------------------------------------
(Predecessor)
-------------
Operating revenues                  (pound) 105          (pound) 276      (pound) 23           (pound) (105)        (pound) 299
Depreciation and Amortization                12                    -               3                      -                  15
Operating income                             42                    2              (4)                     -                  40
Total assets employed at period-end         537                   54             289                    (45)                835
Capital expenditures                         19                    -               2                      -                  21


       Included in "Other" above are insignificant operating subsidiaries of SWEB, as well as corporate activities and assets not allocated to specific segments. Interest expense and taxes are wholly allocated to "Other" and are disclosed in the Consolidated
Income Statements. With the exception of total assets employed, the values above exclude discontinued operations. The eliminations above primarily relate to internal sales from the distribution business to the supply business for the use of the network. Such sales are priced at rates applicable to SWEB and other suppliers operating in the SWEB's Authorized Area.


        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. INCOME TAXES

       Details of the income tax provisions are as follows (in millions):

                                                                                           Period from     |    Period from
                                                                                          inception (June  |   April 1, 1995
                                                          Fiscal Year    Fiscal Year      23, 1995) to     |    to September
                                                             1998           1997         March 31, 1996    |      17, 1995
                                                           Successor      Successor        Successor       |    Predecessor
                                                          -----------    ----------      --------------    |    ------------
         Total provision for income taxes:                                                                 |
           Customary                                                                                       |
              Currently payable                    (pound) 27   $ 45    (pound) 21        (pound) 12       |     (pound) 10
              Deferred                                      6     10            11                19       |              3
                                                       ------   ----    ----------        ----------       |     ----------
                                                           33     55            32                31       |             13
           Effect of change in tax rates                  (22)   (37)            -                 -       |              -
           Windfall levy                                   90    151             -                 -       |              -
                                                  -----------   ----     ---------         ---------       |     ----------
         Total income taxes charged to operations (pound) 101   $169    (pound) 32        (pound) 31       |     (pound) 13
                                                  ===========   ====    ==========        ==========       |     ==========


       On July 2, 1997 the newly elected Labour government presented its first budget which included a "one-off windfall levy on the excess profits of the privatized utilities". Based upon the legislation, SWEB estimated its liability to be approximately (pound)90 million. The levy is payable in two equal installments. The first installment was paid on December 1, 1997 and the second will be paid on or before December 1, 1998. The legislation also reduced the UK corporation tax rate from 33% to 31% with effect from April 1, 1997. Such a decrease resulted in an accounting credit reducing the Company's provision for deferred income taxes by approximately (pound)22 million.

       The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows (in millions):

                                                                                           March 31,             March 31,
                                                                                            1998                  1997
                                                                                           ---------            ----------
         Deferred tax liabilities:
           Property, plant, and equipment basis differences.....................     (pound)361    $ 605        (pound) 363
           Pensions.............................................................             38       64                 35
                                                                                          -----     ----               ----
                   Total........................................................            399      669                398
         Deferred tax assets:
                    Accruals, including acquisition related items...............             38       64                 21
                                                                                      ----------   -----        -----------
         Net deferred tax liabilities in consolidated balance sheet.............      (pound)361   $ 605        (pound) 377
                                                                                      ==========   =====        ===========

       The effect of a change in tax rates and windfall levy, both as discussed above, would reduce the effective rate by 26% and increase the effective rate by 105%, respectively. Excluding these two items, the reconciliation of the UK statutory rate to the effective customary income tax rate is as follows:

                                                                                                  Period from  |  Period from
                                                                                                inception (June|  April 1, 1995 to
                                                                Fiscal Year     Fiscal Year      23, 1995) to  |  September 17,
                                                                    1998            1997        March 31, 1996 |     1995
                                                                 Successor       Successor         Successor   |   Predeccessor
                                                                -----------     -----------     -------------- |   --------------
                                                                                                               |
         UK statutory rate                                           31%             33%             33%       |         33%
         Nondeductible amortization of goodwill                       2               2               1        |          -
         Other permanent differences                                  5               1               -        |          2
                                                                    ----            ---             ----       |        ----
         Effective customary income tax rate                         38%             36%             34%       |         35%
                                                                    ====            ====            ====       |        ====

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. ACQUISITION

       The acquisition of SWEB in the amount of (pound)1.065 ($1.785) billion was accomplished through the purchase of shares via both cash and non-cash consideration (see accompanying consolidated statement of cash flows) between July and November 1995, and was accounted for using the purchase method of accounting in accordance with APB No. 16. The purchase price of SWEB has been allocated to the underlying assets and liabilities based on estimated fair values at the acquisition date. The acquisition cost exceeded the fair market value of net assets acquired, including (pound)28 million ($47 million) of acquisition related costs, by (pound)183 million ($307 million) and is considered goodwill. The operating results of SWEB have been included in the Company's financial statements from the effective date of the acquisition.

       The following unaudited pro forma information has been prepared assuming that the acquisition had occurred at the beginning of the respective periods. The pro forma adjustments made are detailed in Note 14. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the acquisition occurred at the beginning of the respective periods, nor is the information necessarily indicative of the results of operations which may occur in the future.

                                                          Pro Forma
                                                 Fiscal Year Ended March 31
                                                 --------------------------
                                                            1996
                                                         ------------
                                                         (millions)

       Operating Revenues                       (pound) 780     $ 1,308
       Net Income                                        49          82

8. FINANCIAL INSTRUMENTS

       SWEB utilizes CFDs to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. Such contracts allow the Company to effectively convert the majority of its anticipated Pool purchases from market prices to fixed prices. SWEB's goal is to obtain competitively priced contracts to cover the majority of its purchase requirements. The gains and losses on such contracts are deferred and recognized as electricity is purchased. Management believes that the fair value of these contracts at present is not materially different than the fair value determined at acquisition. SWEB also has commitments to purchase capacity under its long term contracts. See Note 4 where these contracts are discussed in greater detail.

       The Company and SWEB utilize interest rate swaps to minimize borrowing costs and mitigate their exposure to fluctuations in interest rates by allowing them to convert their outstanding variable rate debt into fixed rate debt. These swaps are designated as hedges of underlying debt obligations and, as such, the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. At March 31, 1998, sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totalling (pound)600 million ($1,006 million), resulted in an unrealized loss of (pound)39 million ($65 million).

       Foreign currency swaps are used by the Company and SWEB to hedge exposure to currency fluctuations for US dollar denominated debt. Gains and losses on these hedges are deferred and recognized as an adjustment to the carrying amount when the hedged transaction occurs. At March 31, 1998, currency swaps expiring between 2001 and 2007 with notional amounts totalling (pound)350 million ($587 million), resulted in an unrealized profit of (pound)4 million ($6 million).

       The Company is exposed to losses in the event of nonperformance by counterparties to its financial instrument contracts. To mitigate this credit risk, the Company selects counterparties based on their credit ratings, limits its exposure to any one counterparty under defined guidelines, and monitors the market position of the programs and its relative market position with each counterparty. The Company does not expect any of the counterparties to fail to meet their obligations.

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. CAPITAL BUDGET

       The Company's capital expenditure for the fiscal year 1998 was (pound)81 million ($136 million); for the fiscal years 1999 and 2000 capital expenditures are estimated to be (pound)71 million and (pound)67 million respectively. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above statement because of numerous factors. The factors include: changes in business conditions; revised load growth projections; change in regulatory requirements; and increasing costs of labor, equipment, and materials.

10. FINANCING

       The Company has $500 million Senior Notes in the US, of which some $168 million of the Senior Notes are due for redemption in 2001 and $332 million in 2006; the Senior Notes are at rates of 6.375% and 6.8% respectively. The Company entered into currency swap transactions that effectively convert the US dollar obligations of the Senior Notes into pounds sterling obligations, with a nominal value of (pound)300 million.

       The Company has a US commercial paper program under which the maximum available is $520 million. This program is supported by a swingline and revolving credit facility provided by a syndicate of banks. The amount available under the program, which is supported by the swingline and revolving credit facility, at March 31, 1998 was $164 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

       During the fiscal year 1998 the Company and SWEB entered into a further (pound)100 million of fixed rate sterling interest swaps. At March 31, 1998, the Company and SWEB have sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totalling (pound)600 million ($1,006 million), and cross currency swaps expiring between 2001 and 2007 with notional amounts totalling (pound)350 million ($587 million).

       Southern Investments UK Capital Trust I (the "Trust"), issued $82 million of its 8.23% preferred securities and invested the proceeds thereof in 8.23% subordinated debentures issued by the Company, which are scheduled to mature on February 1, 2027. The Company guarantees the Trust's obligations under the preferred securities. The Company has also entered into foreign currency swap contracts to hedge the currency risk associated with the interest and principal on the preferred securities, by swapping the US dollar liabilities back to pounds sterling for the period to February 2007. The nominal value of the swapped liabilities is (pound)50 million. The Company owns all of the common securities of the Trust, all of the assets of which are the aforementioned subordinated debentures of the Company in the aggregate principal amount of $84.5 million.

       The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's payment obligations with respect to the preferred securities.

11. INVESTMENTS

       The Company's long-term investments accounted for under the cost method consist of its 7.69% ownership of Teesside (Note 4), the fair value of which is not readily determinable. The Company's short-term investments are classified as available-for-sale under SFAS No. 115, the fair value of which approximated cost at March 31, 1998.

       During fiscal year 1996, SWEB sold its share of NGG into the market, following the listing of the NGG shares on the London Stock Exchange in December 1995. At the Acquisition Date, the eventual listing of shares in NGG was not certain as it required numerous actions by the 12 RECs, NGG and the UK government, followed by the consent of the shareholders given at meetings of each of the 12 RECs on the terms of a listing. Management determined that it had all the facts necessary to complete a calculation of the fair value of its long term investment in NGG, and it utilized a discounted cash flow methodology to determine the asset's fair value shortly after the Acquisition Date in accordance with APB No. 16.

        SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (SUCCESSOR COMPANY)
    AND SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (PREDECESSOR COMPANY)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       The Company's valuation of (pound)199 million was within the range of independent appraisals of NGG performed during the same period. Subsequently, certain facts and circumstances changed which increased the value of the Company's investment in NGG. SWEB disposed of its shares for (pound)213 million, resulting in a pretax gain of (pound)14 million. This gain is nonrecurring in nature as it is the result of changes in circumstances after the fair valuation of the investment in NGG resulting from the application of APB No.
16 which valuation was finalized shortly after the Acquisition Date.

       The offering of NGG was conditional on the prior demerger of PSB which was completed in November 1995. The fair value of SWEB's holdings at acquisition in PSB was assessed at (pound)39 million. PSB was subsequently sold. At March 31, 1997, proceeds of (pound)43 million had been received; a gain of (pound)4 million had been recognized in fiscal year 1997.

12. COMMON STOCKHOLDER'S EQUITY

       As discussed in Note 7, the Company obtained effective control of SWEB in September 1995. During October 1995, (pound)315 million of advances from the parent of the Company were converted to share capital, an equity contribution of (pound)185 million was received from the parent of the Company, and a combination of short-term and long-term debt financing was obtained to facilitate the payment of the former shareholders. These transactions are reflected in the consolidated statements of cash flows.

       Dividends in the amount of (pound)191 million were declared and paid by the Company during the period ending March 31, 1996 as proceeds from the sale of the Company's shares in NGG (Note 11) provided cash in addition to that provided from operations during the period.

       The Company's sole investment and only significant asset is the entire share capital of SWEB. The Company is therefore dependent upon dividends from SWEB for its cash flow. SWEB can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its supply and distribution businesses as required by its regulatory license. The Company believes that currently sufficient distributable reserves will exist at SWEB to allow for any and all cash flow generated at SWEB through operations to be distributed to the Company through dividends to the Company. In the UK, the Accounting Standards Board is currently reviewing the treatment of deferred income tax accounting. If full provision for deferred tax were required, SWEB's distributable reserves could be eliminated.

13. SUBSEQUENT EVENT

       On June 18, 1998, Southern sold an additional 26 percent interest in Holdings to PP&L Resources for $170 million.

       PP&L Resources initially purchased a 25 percent stake in Holdings in July 1996. This further sale will increase PP&L Resources' economic interest in Holdings to 51 percent.

       Under the terms of the agreement, Southern will retain operational and management control of SWEB and the Holdings group. Southern will continue to hold a majority of the voting shares in Holdings and will retain a majority of the Board of Directors. In addition, all members of SWEB's senior management team will remain in place.

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

                                                                     (In Millions)
                             --------------------------------------------------------------------------------------------

                              Successor Period   |   Predecessor
                            Inception (June 23,  |  Period April 1,                                         Pro forma for
                             1995) to March 31,  |      1995 to                                                the Year
                                    1996         |   September 17,                                           Ended March
                                 (audited)       |        1995                                                 31, 1996
                                  US GAAP        |     (audited)
                                                 |     US GAAP                   Adjustments                 US GAAP
                            ---------------------|-----------------------------------------------------------------------
                                                 |
                  `                              |                       1      2      3     4      5
                                                 |
   OPERATING REVENUES               (pound) 481  |   (pound) 299         -      -      -     -      -     (pound)  780
   COST OF SALES                            318  |           186         -      -      -     -      -              504
                                     ----------  |    ----------        ---   ---    ---    ---    ---       ---------
   GROSS MARGIN                             163  |           113         -      -      -     -      -              276
                                     ----------  |    ----------        ---   ---    ---    ---    ---       ---------
   OPERATING EXPENSES:                           |
      Maintenance                            21  |            18         -      -      -     -      -               39
      Depreciation and amortization          22  |            15         3      2      -     -      -               42
      Selling, general, and administrative   34  |            40         -      -      -     -     (8)              66
                                     ----------  |    -----------      ---    ---    ---    ---    ---       ---------
           Total operating expenses          77  |            73         3      2      -     -     (8)             147
                                     ----------  |    ----------       ---    ---    ---    ---    ---       ---------
           Operating income                  86  |            40        (3)    (2)     -     -      8              129
                                     ----------  |    ----------       ---    ---    ---    ---    ---       ---------
   OTHER INCOME (EXPENSE):                       |
      Interest income                         7  |             2         -      -      -     -      -                9
      Interest expense                      (28) |            (5)        -      -     (1)   (32)    -              (66)
      Gain on sale of investments            14  |             -         -      -      -     -     (14)              -
      Other, net                              2  |             1         -      -      -     -      -                3
                                     ----------  |    ----------       ---    ---    ---    ---    ---       ---------
           Total other income (expense)      (5) |            (2)        -      -     (1)   (32)   (14)            (54)
                                     ----------  |    -----------      ---    ---    ---    ---    ---       ---------
   INCOME  BEFORE INCOME TAXES               81  |            38        (3)    (2)    (1)   (32)    (6)             75
                                                 |
   PROVISION FOR INCOME TAXES                28  |            13        (1)    (1)     -    (11)    (2)             26
                                     ----------  |    ----------       ---    ---    ---    ---    ---       ---------
   INCOME FROM CONTINUING                        |
     OPERATIONS                      (pound) 53  |    (pound) 25        (2)    (1)    (1)   (21)    (4)     (pound) 49
                                     ==========  |    ==========       ===    ===    ===    ===    ===       =========

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

(3)   Reflect the fair value of long-term debt obligations and associated interest expense recorded in connection with the purchase business combination as if the combination had occurred on April 1, 1995. The charge relates to notional interest ((pound)2 million) on a discounted provision for onerous purchase contracts ("Teesside"), partly offset by a reduction in interest to market rates on the HM Government debt put in place at privatization ((pound)1 million).

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

       The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 31, 1998:


       Name                                        Age                          Position
       ----                                        ---         -------------------------------------------------
Richard J. Pershing..............................  51          Director, Chief Executive Officer
C. B. (Mike) Harreld.............................  53          Director, Chief Financial and Accounting Officer
Thomas G. Boren..................................  48          Director
Gale E. Klappa...................................  47          Director
Barney S. Rush...................................  45          Director
C. Philip Saunders...............................  45          Director
Robert A. Symons.................................  45          Director
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

       C. B. (Mike) Harreld has been a Director of the Company since September 1995 and Chief Financial and Accounting Officer of the Company since July 1996. He has also been the Finance Director of SWEB since September 1995. From February 1986 to August 1995, he served as Vice President, Comptroller and Chief Accounting Officer of Georgia Power.

       Thomas G. Boren has been a Director of the Company since July 1995 and President and Chief Executive Officer of Southern Energy since February 1992.

       Gale E. Klappa has been a Director of the Company since September 1995. He has also been Chief Executive Officer of SWEB since that date. From February 1992 to September 1995, he served as Senior Vice President of Marketing for Georgia Power.

       Barney S. Rush has been a Director of the Company since October 1997, and President of Southern Energy Developments -Europe Ltd. since that date. He has also been Vice President of Southern Energy since May 1996. From April 1990 to May 1996, he served as Executive Vice President of Oxbow Power Corporation.

       C. Philip Saunders has been a Director of the Company since September 1995. He has also been Supply Director of SWEB since that date. From February 1994 to September 1995, he served as Western Region Director and Power Marketing Director for US business development at Southern Energy. From May 1992 to February 1994, Mr. Saunders was Assistant to the Senior Vice President of Marketing at Georgia Power.

       Robert A. Symons has been a Director of the Company since October 1997. He has also been Operations Director of SWEB since that date. From December 1994 to September 1997, Mr. Symons served as Network Services Manager in Plymouth for SWEB. From October 1994 to November 1994, he was in Network Services, West and from April 1992 to September 1994, Mr. Symons served as Meter Test Manager for SWEB.

       Accentacross Limited ("Accentacross") has been a Director of the Company since July 1996. Robert D. Fagan represents Accentacross at meetings of the Directors of the Company. Mr. Fagan has represented Accentacross at meetings of the Directors of the Company since July 1996. From November 1994 to the present, Mr. Fagan has served as President of PP&L Global. From April 1989 to November 1994, he served as Vice President and General Manager of Mission Energy Company ("Mission Energy").


                                     III-1

       Mighteager Limited ("Mighteager") has been a Director of the Company since July 1996. Roger L. Petersen represents Mighteager at meetings of the Directors of the Company. Mr. Petersen has represented Mighteager at meetings of the Directors of the Company since July 1996. From January 1995 to the present, Mr. Petersen has served as Vice President of PP&L Global. From October 1986 to December 1994, Mr. Petersen served as Vice President of Mission Energy.

       Accentacross and Mighteager were elected by PMDC as members of the board of directors of the Company pursuant to a Shareholders' Agreement dated July 1, 1996 (the "Shareholders' Agreement") among Southern Electric International-Europe Inc. ("SEI-Europe"), PMDC and Holdings. The Shareholders' Agreement provides that each shareholder of Holdings owning 10 percent or more of the shares of Holdings has the right to elect one director for every 10 percent held. This right applies not only to the board of directors of Holdings but also extends to the board of directors of the Company as a wholly-owned subsidiary of Holdings. Thus, PMDC, as holder of 25 percent of the shares of Holdings during the period under review, had the right to elect two directors to the board of the Company. Accentacross and Mighteager are represented on the board of directors of the Company by Messrs. Fagan and Petersen, respectively. On June 18, 1998, Southern sold a further share of its ownership in Holdings to PP&L Resources; see Note 13 in the "Notes to the Consolidated Financial Statements".


Item 11.      EXECUTIVE COMPENSATION

       Accentacross and Mighteager (the "PMDC Directors") do not receive compensation for their services as Directors of the Company. Mr. Symons has received, and will continue to receive, compensation in respect of services performed as a SWEB Officer, SWEB being his primary employer and a subsidiary of the Company. He receives no cash or non-cash compensation as a result of these arrangements beyond that which he would otherwise receive from SWEB for the services performed by him for SWEB. The other officers and directors listed in
Item 10 above (such officers and directors, with the exception of the PMDC Directors, each a "Southern Company system Officer or Director", as applicable) have received, and will continue to receive, compensation in respect of services performed by such persons in their capacities as Southern Company system Officers or Directors of the Company from Southern Energy, their primary employer and an affiliate of the Company. The salaries, including a portion of the overhead costs associated with each, for Messrs. Klappa, Harreld and Saunders are paid by Southern Energy, and Southern Energy is reimbursed by the Company, in accordance with a services agreement between the Company and Southern Energy. Southern Company system Officers and Directors receive no cash or non-cash compensation as a result of these arrangements beyond that which they would otherwise receive from Southern Energy for the services performed by them for Southern Energy.

                                     III-2

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. The authorized share capital of the Company consists of 500,400,587 ordinary shares of (pound)1 each, all of which have been issued fully paid and are held by Holdings. The following table sets forth, as of March 31, 1998, certain information regarding beneficial ownership of Holdings' common stock held by each person known by the Company to own beneficially more than 10% of Holdings' outstanding common stock. On June 18, 1998, Southern sold a further share of its ownership in Holdings to PP&L Resources; see Note 13 in the "Notes to the Consolidated Financial Statements".

                   Name and Address              Amount and Nature      Percent
                   of Beneficial                   of Beneficial           of
Title of Class     Owner                            Ownership            Class
--------------------------------------------------------------------------------

A Ordinary         The Southern Company             18,650,001 (1)         100%
                   270 Peachtree Street, N.W.
                   Atlanta, Georgia 30303

B Ordinary         PP&L Resources, Inc.              6,216,667 (2)         100%
                   2 North Ninth Street
                   Allentown, Pennsylvania 18101

(1) Such shares are owned by Southern Electric International-Europe Inc., an indirect wholly-owned subsidiary of Southern.
(2) Such shares are owned by PMDC UK, an indirect wholly-owned subsidiary of PP&L Resources.

The A Ordinary shares and the B Ordinary shares have the same voting rights, and the only material difference between the A Ordinary shares and the B Ordinary shares is that the holders of the B Ordinary shares are entitled to a smaller proportion of dividends paid in respect of earnings during calendar year ending December 31, 1996 than the holders of the A Ordinary shares.

Security ownership of management. The following table shows the number of shares of Southern common stock owned by the directors, nominees and executive officers as of March 31, 1998. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares outstanding on March 31, 1998.

Name of Directors,
Nominees and
                                                                              Number of Shares
Executive Officers                                      Title of Class        Beneficially Owned 1,2
-----------------                                       --------------        ----------------------

Richard J. Pershing                                     Southern Common                27,268
Carson B. Harreld                                       Southern Common                10,302
Thomas G. Boren                                         Southern Common                45,464
Gale E. Klappa                                          Southern Common                42,659
Barney S. Rush                                          Southern Common                   352
C. Philip Saunders                                      Southern Common                 8,555
The directors, nominees, and
executive officers as a group (9 persons)               Southern Common               134,600


1 As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security, or any combination thereof.

2 The shares shown include shares of Southern common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan, as follows: Mr.
Pershing 4,440 shares; Mr. Harreld 6,429 shares; Mr. Boren 32,395 shares; Mr. Klappa 24,266 shares; and Mr.
Saunders 2,201 shares.

Mr. Symons and the two corporate directors,  Accentacross Limited and Mighteager Limited, do not own any equity securities of the Company or any of its parents or subsidiaries.



                                     III-3

Changes in control. On June 18, 1998, Southern sold a further share of its ownership in Holdings to PP&L Resources; see Note 13 in the "Notes to the Consolidated Financial Statements".

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

     (b) Reports on Form 8-K:

         The registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Southern Investments UK plc, a public limited company incorporated and existing under the laws of England and Wales, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 19th day of June, 1998.

                          SOUTHERN INVESTMENTS UK plc

                                      /s/ Richard J. Pershing
                          By:             Richard J. Pershing
                                      Director and Chief Executive Officer


                          By:        /s/ Wayne Boston
                                          Wayne Boston
                                        Attorney-in-Fact

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

              Signature            Title                         Date

      RICHARD J. PERSHING       Chairman and Chief
                                Executive Officer


      CARSON B. HARRELD        Chief Financial and
                               Accounting Officer


      THOMAS G. BOREN         |
                              |
      GALE E. KLAPPA          |
                              |
      BARNEY S. RUSH          |
                              |
      C. PHILIP SAUNDERS      |
                              |
      ROBERT A. SYMONS        |
                              |   Directors
      ACCENTACROSS LIMITED    |
                              |
      By: Robert D. Fagan     |
           Director           |
                              |
      MIGHTEAGER LIMITED      |
                              |
      By: Roger L. Petersen   |
           Director           |



      /s/ Wayne Boston                                          June 19, 1998
         Wayne Boston
        Attorney-in-Fact

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To the Board of Directors of Southern Investments UK plc:

We have audited in accordance with generally accepted auditing standards, the financial statements of SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES (Successor Company) included in this report and have issued our report thereon dated June 19, 1998. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen
ARTHUR ANDERSEN

Bristol, England
June 19, 1998

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To the Board of Directors of South Western Electricity plc:

We have audited in accordance with generally accepted auditing standards, the financial statements of SOUTH WESTERN ELECTRICITY plc AND SUBSIDIARIES (Predecessor Company) included in this report and have issued our report thereon dated June 19, 1998. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen
ARTHUR ANDERSEN

Bristol, England
June 19, 1998

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      FOR THE YEARS ENDED MARCH 31, 1998 AND 1997, AND FOR THE PERIODS FROM
              INCEPTION (JUNE 23, 1995) TO MARCH 31, 1996 AND FROM
                       APRIL 1, 1995 TO SEPTEMBER 17, 1995

                                  (In Millions)


                                                                             Additions
                                                                     -----------------------------
                                                Balance at       Charged      Charged to                       Balance at
                                                Beginning      (Credited)        Other                           End of
                                                of Period       to Income      Accounts       Deductions         Period
                                                (pound)         (pound)        (pound)        (pound)            (pound)
                                               ----------      ---------      --------        ----------        ----------

 Provision for Uncollectable Accounts
   Predecessor Company

     Period from April 1, 1995 to September
        17, 1995                                      12               2             -             (3)             11
                                                      ==               =             =             ===             ==


   Successor Company
     Period from Inception (June 23, 1995) to
        March 31, 1996........................        15 (1)           3             -             (1)             17
                                                      ==               =             =             ===             ==

     Year-Ended March 31, 1997................        17 (1)          (2)            -             (3)             12
                                                      ==              ===            =             ===             ==

     Year-Ended March 31, 1998................        12              (2)            -             (1)              9
                                                      ==              ===            =             ===             ==


-------------
(1)   In the period from inception (June 23, 1995) to March 31, 1996, the value shown includes an additional (pound)4 million of provision created resulting from application of purchase accounting at the acquisition. In the year ended March 31, 1997,
      (pound)2 million of this provision was reversed as part of the review of the purchasing accounting adjustments.


EXHIBIT INDEX

       The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference.


3.1      --   Memorandum of Association of the Company. (Designated in Form S-1 Registration No. 333-09033 as Exhibit 3.1.)

3.2      --   Articles of Association of the Company. (Designated in Form S-1 Registration No. 333-09033 as Exhibit 3.2.)

4.1      --   Trust Indenture dated as of November 21, 1996, between the Company and Bankers Trust Company, as trustee.
              (Designated in Form S-1 Registration No. 333-09033 as Exhibit 4.1).

4.2      --   First Supplemental Indenture dated as of November 21, 1996 between the Company and Bankers  Trust  Company,  as trustee.  (Designated in Registration No. 333-26939 as Exhibit 4.2).

4.3      --   Deposit  Agreement  dated as of November 21, 1996 between the Company and Bankers Trust  Company,  as  book-entry depositary.  (Designated in Registration No. 333-26939 as Exhibit 4.3).

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

4.7      --   Form of Exchange Guarantee of the Company relating to the Exchange Capital Securities. (Designated  in
              Registration No. 333-26939 as Exhibit 4.6.)

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





 10.1        --  SWEB Public  Electricity  Supply License dated January 31, 1996.  (Designated  in  Form S-1 Registration  No.
                 333-09033 as Exhibit 10.1.)

*10.2        --  Modifications of License  Conditions dated March 31, 1998, January 23, 1998, December 30, 1997, and March 7, 1997.

*10.3        --  Pooling and Settlement  Agreement (as amended and restated at July 28, 1997) together with modifications dated
                 September 19, 1997 and May 14, 1998  between SWEB, Energy Settlements and Information Services (as Settlement
                 System  Administrator),  Energy Pool Funds  Administration  Limited (as Pool
                 Funds  Administrator),  NGC (as Grid Operator and Ancillary Services  Provider) and Other Parties.

 10.4        --  Master  Connection  and Use of System  Agreement  dated as of March 30,  1990  among NGC and its users  (including
                 SWEB). (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.4.)

 10.5        --  Form of Supplemental Agreement between NGC and SWEB.  (Designated in Form S-1 Registration No. 333-09033 as
                 Exhibit 10.5.)

*10.6        --  Variations dated April 1, 1998, March 31, 1998 and March 31, 1998 to the Master Connection and Use of System
                 Agreement dated as of March 30, 1990 among NGC and its users (including SWEB) and to the Form of Supplemental
                 Agreement between NGC and SWEB.

 10.7        --  Master  Agreement  dated as of October 25, 1995 among The National Grid Holding plc, NGC, SWEB and the other RECs.
                 (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.6.)

 10.8        --  Memorandum of  Understanding  between The National Grid Group plc, SWEB and each of the RECs,  dated  November 17,
                 1995. (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.7.)

*10.9        --  Form of SWEB Use of Distribution System Agreement.

 10.10       --  Form of Agreement for the Connection of an Exit Point, generally applicable to commercial customers. (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.9.)

*10.11      --   Form of Agreement for the Connection of an Exit Point, generally applicable to residential customers.

 10.12      --   Services  Agreement  dated as of January 1, 1996 between  Southern  Electric  International,  Inc. (now Southern
                 Energy, Inc.) and the Company. (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.10.)

 10.13      --   Services  Agreement  dated as of January 1, 1996 between  Southern  Electric  International,  Inc. (now Southern
                 Energy, Inc.) and SWEB. (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.11.)

 10.14      --   Services  Agreement  dated as of January 1, 1996  between  SWEB and  Holdings.  (Designated in Form S-1
                 Form S-1 Registration No. 333-09033 as Exhibit 10.12.)

 10.15      --   Services  Agreement  dated as of January 1, 1996 between the Company and SWEB.  (Designated in Form S-1
                 Registration  No. 333-09033 as Exhibit 10.13.)

*21.1       --   Subsidiaries of Registrant.

*24.1       --   Power of Attorney and Resolution.

*27.1       --   Financial Data Schedule.
