Form 10-Q
period 1998-06-30
SOUTHERN INVESTMENTS UK PLC
filed 1998-08-12
CIK 1019672

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1998
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

 Commission         Registrant, State of Incorporation,    I.R.S. Employer
 File Number        Address and Telephone Number           Identification No.
 -----------        ----------------------------------     ------------------

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
Yes  X    No __

                                 Description of             Shares Outstanding
Registrant                       Common Stock                at July 31, 1998
---------                        --------------             -------------------

Southern Investments UK plc      Par Value(pound)1 Per Share      500,400,587

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION


       This Quarterly Report Form 10-Q of Southern Investments UK plc (the "Company") contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory issues (such as the results of the current review of regulation, and the results of the supply and distribution price reviews scheduled to take effect April 1, 2000, see Management's Discussion and Analysis "Future Earnings Potential"); the extent and timing of the entry of additional competition in the supply market; potential business strategies, including acquisitions or dispositions of assets or internal restructuring that may be pursued by the Company or South Western Electricity plc ("SWEB"); changes in or application of environmental and other laws and regulations to which the Company and SWEB are subject; political, legal and economic conditions and developments in which the Company and SWEB operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or SWEB and the success of efforts to invest in and develop new opportunities; and other factors discussed in the reports, filed from time to time by the Company with the Securities and Exchange Commission ("SEC").



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)


                                                    For the Three Months Ended June 30,
                                                    -----------------------------------

                                                             1998                 1997
                                                             ----                 ----
                                                               (Note G)

OPERATING REVENUES                               (pound) 181      $ 302    (pound) 172
COST OF SALES                                            114        190            111
                                                      ------      -----         ------
GROSS MARGIN                                              67        112             61
                                                      ------      -----         ------
OPERATING EXPENSES:
    Maintenance                                            8         13              8
    Depreciation and amortization                         12         20             11
    Selling, general, and administrative                  16         27             15
                                                      ------      -----         ------
              Total operating expenses                    36         60             34
                                                      ------      -----         ------
              Operating income                            31         52             27
                                                      ------      -----         ------
OTHER INCOME (EXPENSE):
    Interest expense                                     (15)       (25)           (13)
    Other, net                                             8         13              5
                                                      ------      -----         ------
              Total other income (expense)                (7)       (12)            (8)
                                                      ------      -----         ------
INCOME BEFORE INCOME TAXES                                24         40             19

INCOME TAXES                                              (8)       (13)            (5)
                                                      ------      -----         ------
NET INCOME                                        (pound) 16      $  27     (pound) 14
                                                      ======      =====         ======






 The accompanying notes form an integral part of these condensed consolidated statements.




                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)


                                                                For the Three Months Ended June 30,
                                                                ----------------------------------

                                                                    1998                     1997
                                                                    ----                     ----
                                                                       (Note G)
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                             (pound) 47       $  78        (pound) 51
                                                             ------       -----            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (15)        (25)              (17)
    Other                                                         8          13                (1)
                                                             ------       -----            ------
         Net cash used in investing activities                   (7)        (12)              (18)
                                                             ------       -----            ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of dividends                                       (20)        (33)              (25)
    Change in short-term borrowings                             (23)        (38)               (9)
                                                             ------       -----            ------
         Net cash used in financing activities                  (43)        (71)              (34)
                                                             ------       -----            ------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                    (3)         (5)               (1)

CASH AND CASH EQUIVALENTS, beginning of
  period                                                          5           8                 3
                                                             ------       -----            ------
CASH AND CASH EQUIVALENTS, end of period                  (pound) 2       $   3         (pound) 2
                                                             ======       =====            ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Cash paid for interest                              (pound) (10)      $ (17)      (pound) (10)
                                                             ======       =====            ======

    Cash paid for income taxes                            (pound) -       $   -         (pound) -
                                                             ======       =====            ======





The accompanying notes form an integral part of these condensed consolidated statements.




                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                     ASSETS
                                                                                       June 30, 1998           March 31,
                                                                                       -------------           ---------
                                                                                        (Unaudited)               1998
                                                                                         ----------               ----
                                                                                                  (Note G)

PROPERTY, PLANT, AND EQUIPMENT                                                (pound) 1,395         $2,330  (pound) 1,389
    Less accumulated depreciation                                                       116            194            109
                                                                                     ------         ------         ------
              Property, plant, and equipment, net                                     1,279          2,136          1,280
                                                                                     ------         ------         ------

OTHER ASSETS:
    Investments                                                                          17             28             17
    Prepaid pension cost                                                                119            199            116
    Goodwill, net of accumulated amortization of (pound)12 ($20) at
        June 30 and(pound)11 at March 31                                                171            286            172
                                                                                     ------         ------         ------
              Total other assets                                                        307            513            305
                                                                                     ------         ------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                             2              3              5
    Investments                                                                          19             32             17
    Receivables:
      Customer accounts, less provision for uncollectables of (pound)9 ($15) at
        June 30 and(pound)9 at March 31                                                  75            125             85
      Other                                                                              11             18             14
                                                                                     ------         ------         ------
              Receivables, net                                                           86            143             99
    Materials and supplies                                                                4              7              4
    Prepaid expenses                                                                     22             37             18
                                                                                     ------         ------         ------
              Total current assets                                                      133            222            143
                                                                                     ------         ------         ------

TOTAL ASSETS                                                                  (pound) 1,719         $2,871  (pound) 1,728
                                                                                     ======         ======         ======












 The accompanying notes are an integral part of these condensed consolidated balance sheets.




                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                      STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                                       June 30, 1998           March 31,
                                                                                       -------------           ---------
                                                                                        (Unaudited)               1998
                                                                                        -----------               ----
                                                                                                 (Note G)

STOCKHOLDER'S EQUITY:
    Common stock, (pound)1 par value, 500,400,587 shares authorized, issued
     and outstanding                                                            (pound) 500       $ 835     (pound) 500
    Retained earnings (deficit) (Note B)                                               (167)       (279)           (163)
                                                                                     ------      ------          ------
             Total stockholder's equity                                                 333         556             337
                                                                                     ------      ------          ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SOUTHERN INVESTMENTS
  UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
  SUBORDINATED DEBENTURES                                                                50          84              50

NON-CURRENT LIABILITIES:
    Long-term debt                                                                      301         503             301
    Deferred income taxes                                                               363         606             361
    Provision for loss contracts (Note D)                                                71         119              72
    Other                                                                                44          73              46
                                                                                     ------      ------          ------
             Total non-current liabilities                                              779       1,301             780
                                                                                     ------      ------          ------
CURRENT LIABILITIES:
    Commercial paper                                                                     80         134              80
    Short-term borrowings                                                               260         434             283
    Accounts payable                                                                     38          63              50
    Accrued income taxes                                                                 88         147              82
    Unearned revenue                                                                      4           7               4
    Accrued interest                                                                     11          18               8
    Other                                                                                76         127              54
                                                                                     ------      ------          ------
             Total current liabilities                                                  557         930             561
                                                                                     ------      ------          ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                                    (pound) 1,719     $ 2,871   (pound) 1,728
                                                                                     ======     =======          ======







 The accompanying notes are an integral part of these condensed consolidated balance sheets.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

(A) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results of the three-month periods ended June 30, 1998 and 1997. The Company's fiscal year end is March 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     The condensed consolidated balance sheet as at March 31, 1998 included herein has been extracted from audited consolidated financial statements; all other figures are unaudited. The condensed consolidated financial statements included herein have been reviewed by the Company's independent public accountants and their report is included herein as Exhibit 15.

     There were no items for inclusion in a consolidated statement of comprehensive income other than net income as shown on the condensed consolidated statements of income. Consequently, a consolidated statement of comprehensive income has not been included.

(B) The Company's sole investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England. The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of SWEB's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a "one-off windfall levy on the excess profits of the privatized utilities". SWEB estimated its liability to be approximately (pound)90 million. The budget also reduced the UK corporation tax rate from 33% to 31%. This decrease resulted in an accounting credit reducing SWEB's provision for deferred income taxes by approximately (pound)22 million. Both items impacted earnings in the fiscal year 1998.

(C) Effective March 31, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Company is primarily engaged in two electric industry segments: distribution, which involves the transmission of electricity across its network and its transfer and delivery to its customers; and supply, which involves bulk purchase of electricity from the Pool and arranging for its sale and transfer to its customers. All revenues are in respect of sales to customers in the UK. Information about the Company's operations in these individual segments, which also reflect its products and services, is detailed below:

       Fiscal Quarter               Distribution         Supply       Other    Eliminations      Consolidated
       --------------               ------------         ------       -----    ------------      ------------

                                                             (in millions)
       Three months ended June 30, 1998
       --------------------------------
       Operating revenues            (pound) 55     (pound) 167   (pound) 15   (pound) (56)     (pound)  181
       Operating income                      23               1            7             -                31
       Total assets at June 30, 1998      1,539              94           86             -             1,719

       Three months ended June 30, 1997
       --------------------------------
       Operating revenues            (pound) 52     (pound) 156   (pound) 15   (pound) (51)     (pound)  172
       Operating income                      21               6            -             -                27
       Total assets at June 30, 1997      1,478              97          111             -             1,686

                                       7

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Included in "Other" above are ancillary business activities of SWEB that generally support its main electricity distribution and supply businesses and assets not allocated to specific segments. Interest expense and taxes are wholly allocated to "Other" and are disclosed in the condensed consolidated statements of income. The eliminations above primarily relate to internal sales from the distribution business to the supply business for the use of the network. Such sales are priced at rates applicable to SWEB and other suppliers operating in SWEB's Authorized Area.

(D) SWEB has entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1, 1993. The contract sets escalating electricity purchase prices at predetermined levels. The Company has recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent Pool costs in that respective year. These costs have been discounted at an appropriate rate to their present value of (pound)71 million at June 30, 1998 and (pound)72 million at March 31, 1998. Over the past two years, the Pool prices have been less than anticipated when the accrual was recognized. The Company is continuing to review the trend of Pool prices and an adjustment to the provision may be required in the future.

(E) The Company and SWEB have non-trading operations that are exposed to certain market risks including changes in interest rates, cross currency exchange rates and the volatility of prices of electricity purchased in the Pool. To mitigate risk attributable to these exposures the Company has entered into various derivative financial instruments, the sole purpose of which is to hedge exposure in these areas. At June 30, 1998, the status of outstanding derivative contracts was as follows:

     (i) The Company and SWEB utilize interest rate swaps to minimize borrowing costs and mitigate their exposure to fluctuations in interest rates by allowing them to effectively convert their outstanding variable rate debt into fixed rate debt. These swaps are designed as hedges of underlying debt obligations and, as such, the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. At June 30, 1998, sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totalling (pound)600 million, resulted in an unrealized loss of (pound)33 million.

     (ii) Foreign currency swap contracts are used by the Company and SWEB to hedge exposure to currency fluctuations for US dollar denominated debt. Gains and losses on these hedges are deferred and recognized as an adjustment to the carrying amount when the hedged transaction occurs. At June 30, 1998, currency swaps expiring between 2001 and 2007, with notional amounts totalling (pound)350 million, resulted in an unrealized profit of (pound)8 million.

     (iii) SWEB utilizes contracts for differences ("CFDs") to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. Such contracts allow the Company to effectively convert the majority of its anticipated Pool purchases from market prices to fixed prices. SWEB's goal is to obtain competitively priced contracts to cover the majority of its purchase requirements. The gains and losses on such contracts are deferred and recognized as electricity is purchased. Management believes that the fair value of these contracts at present is not materially different than the fair value determined at acquisition. SWEB also has commitments to purchase capacity under its long term contracts (see Note D above).

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     (iv) The Company is exposed to losses in the event of nonperformance by counterparties to its financial instrument contracts. To mitigate this credit risk, the Company selects counterparties based on their credit ratings, limits its exposure to any one counterparty under defined guidelines, and monitors the market position of the programs and its relative market position with each counterparty. The Company is unaware of any counterparty which will fail to meet its obligations.

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

     The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered on June 10, 1997. The High Court also granted the complainants leave to appeal to the Court of Appeal. It is understood that the Court of Appeal hearing has been scheduled to begin on 26 October 1998. If the complainants' appeal is successful, either at the Court of Appeal or on a subsequent appeal to the House of Lords, it will have an adverse effect on SWEB. Unless the High Court decision is reversed, this case should not impact SWEB significantly; however it is not practical to make an estimate of the exposure at the present time.

(G) Solely for the convenience of the reader, certain pounds sterling amounts included in the condensed consolidated financial statements have been translated into US dollars at the exchange rate of $1.6695 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 1998.

(H) The condensed consolidated financial statements included herein have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, SWEB is not subject to rate regulation, but, rather, is subject to price cap regulation and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 often contain certain deferred items which have not been included in rates charged to customers in compliance with the respective regulatory authority rulings, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying consolidated financial statements of the Company do not contain such deferrals.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             FIRST FISCAL QUARTER 1999 vs. FIRST FISCAL QUARTER 1998


INTRODUCTION

     The Company is a wholly-owned subsidiary of SWEB Holdings Limited ("Holdings"). Holdings is a wholly-owned subsidiary of SWEB Holdings UK ("Holdings UK"), which is owned indirectly by Southern Company ("Southern") and PP&L Resources, Inc. ("PP&L").

     On June 18, 1998, Southern sold an additional 26 percent interest in Holdings to PP&L. PP&L initially purchased a 25 percent stake in Holdings in July 1996. This further sale increased PP&L's economic interest in Holdings to 51 percent. Subsequently on June 18, 1998, shares in Holdings held by Southern and PP&L were exchanged for equivalent shares in Holdings UK. Under the terms of the agreement, Southern retains operational and management control of SWEB and the Holdings UK group. Southern continues to hold a majority of the voting shares in Holdings UK and retains a majority of the Board of Directors. In addition, all members of SWEB's senior management team remain in place.

     The Company was incorporated as a public limited company under the laws of England and Wales on June 23, 1995, as a vehicle for the acquisition of SWEB, one of the 12 regional electricity companies ("RECs") in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of SWEB. The Company's sole investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England.

     SWEB's two main business lines are the distribution of electricity and the supply of electricity to approximately 1.3 million customers in its Authorized Area in southwest England. This area covers approximately 5,560 square miles and has a resident population of approximately 2.8 million.


RESULTS OF OPERATIONS

Earnings

     Operating income for the first quarter fiscal year 1999 was (pound)31 million compared to (pound)27 million for the corresponding quarter fiscal year 1998. The increase in operating income of (pound)4 million is due to an increase in the distribution business of (pound)2 million and an increase in ancillary businesses of (pound)7 million offset by a decrease in the supply business of (pound)5 million.

     Significant income statement items appropriate for discussion include the following:

                                                          Increase
                                              ---------------------------
                                               (in millions)       %
    Operating revenues......................    (pound) 9          5
    Cost of sales...........................            3          3
    Interest expense........................            2         15
    Other income, net.......................            3         60
    Income taxes............................            3         60

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating revenues

      Revenue increases were primarily within the supply business where revenues increased by (pound)11 million for the quarter. The number of electricity units supplied in the first quarter fiscal year 1999 increased by 16%, which mainly arose from an increase in units supplied to customers within the competitive supply market. Revenues also increased within the distribution business by (pound)3 million. Revenues from ancillary businesses, after intra-business eliminations, decreased by (pound)5 million in the quarter, primarily reflecting the lower activity in the gas retailing business due to restructuring of that business, including a teaming arrangement with another organization.

Cost of sales

      The increase in the cost of sales primarily relates to energy purchases due to the increase in units supplied as explained above. This increase in energy purchases is partly offset by reduced costs in the gas retailing business.

Interest expense

      The increase in interest expense is primarily due to an increase of over 1% in short-term interest rates over the period. The increase in short-term borrowings, due to the payment of the first instalment of the windfall levy, has also contributed to the increase in interest expense.

Other income, net

      The increase is primarily due to the gain on the disposition of certain assets in the first quarter fiscal year 1999.

Income taxes

      The increase in income taxes is principally due to less permanent differences between book and taxable income relating to non-taxable investment income.




Future Earnings Potential

      The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including the success of the implementation of reorganization plans, future regulatory price reviews and the level of energy sales and customer growth/retention in the electricity business. A major impact on future earnings will be the interest charges from funding requirements to meet the second instalment of the windfall levy. An item that could also result in additional funding requirements relates to the outcome of a court ruling related to a pension matter. See Notes (B) and (F), respectively in the notes to the condensed consolidated financial statements.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      There are currently a number of issues which impact the electricity industry and which are the subject of discussion and consultation papers. The principal ones are:

(i) In March 1998 the government published a discussion paper ("Green Paper") on the regulation of the water, electricity, gas and telecommunications utilities within the UK entitled "A Fair Deal for Consumers: Modernizing the Framework for Utility Regulation". The government's stated objective for the review is to set a long term stable framework for utilities which is seen to be fair by all the interested groups involved. The guiding principles are that regulation must be transparent, consistent and predictable. The closing date for responses was May 31, 1998. On July 27, 1998 the government announced their conclusions on reform of utility regulation. Key decisions include merging the electricity and gas regulators, the retention of RPI - X, social and environmental actions to be issued by Ministers, and greater transparency. These proposals will be the subject of new legislation as soon as Parliamentary time permits.

(ii) In May 1998, the Director General of Electricity Supply (the "Regulator") issued a consultation paper concerning the separation of businesses in the context of the reviews of the price controls post 2000. It is the Regulator's view that full separation of supply and distribution would be desirable. However, they recognize that it is likely that interim arrangements will be necessary.

(iii) In October 1997, the government's Minister for Science, Energy and Industry asked the Regulator to consider how a review of electricity trading arrangements (including the operation of the Pool) might be undertaken, together with changes in legislation. On March 24, 1998, the Minister agreed to the Regulator's recommended terms of reference on development of new trading arrangements. On July 29, 1998 the Regulator published his proposals. The proposals are for a market-based trading arrangement using forward contracts for the physical delivery of electricity. A short-time bilateral market is proposed to enable "fine tuning" of contract positions. The System Operator (National Grid Company) will be responsible for balancing generation and demand from about four hours before each half-hour trading period. Suppliers and generators will be charged an imbalance fee for differences between their contractual and physical positions by the System Operator. The Regulator also proposes to take a higher degree of control over the new trading arrangements, than in the present arrangements.

      As these papers are only consultative at this time, it is not possible for the Company to determine the impact until after such issues have been finalized by the government, and firm proposals are made by the Regulator. The additional costs could be significant if full separation was ultimately required.

      The largest portion of SWEB's operating income, approximately 74% in the first quarter fiscal year 1999, is derived from its distribution business - essentially the operation and maintenance of the electricity network in its Authorized Area in the southwest of England. SWEB is the only distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's Authorized Area.

      Distribution revenues are subject to price cap regulation. The Regulator applies a price control formula ("DPCF"), P + RPI - X, where P is the price level at the beginning of each new regulatory period, RPI is the change in the Retail Price Index and X is an adjustment factor determined by the Regulator. X is currently 3% for SWEB.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can require a one-time price adjustment. An initial review by the Regulator of allowable income in the distribution business led to a reduction of the price level by 14% for SWEB starting April 1, 1995, followed by efficiency factors of X = 2% for each year until March 2000. In July 1995, the Regulator announced the result of a further distribution price review which was precipitated by certain market events in the UK electric utility industry. For SWEB, such announcement meant a real reduction of 11% in allowable distribution income for the twelve months from April 1, 1996, followed by an efficiency factor of X = 3% for each year, before an allowed increase for inflation. The Regulator is currently undertaking the next DPCF review expected to become effective from April 1, 2000.

      Within the supply business, customers fall into two categories, Unregulated and Regulated. Until March 31, 1998, Unregulated Supply Customers were defined as customers who had an electricity demand of more than 100kW. From April 1, 1998, Unregulated Supply Customers are defined as customers who are non-domestic and who have an annual consumption in excess of 12,000kWh. Unregulated Supply Customers may contract for their electricity from any holder of a supply license, however, Supply Customers with demand less than 100kW must continue to take supply from their host REC until competition is allowed (see below).

      Regulated Supply Customers are those customers who are not Unregulated Supply Customers and largely comprise domestic and small business customers. Prices charged to Regulated Supply Customers by a REC within its Authorized Area are controlled by regulation. Until March 31, 1998, the calculation of the maximum supply charge was based on a supply price control formula ("SPCF"), similar to the DPCF, plus an ability to pass through certain costs, principally the costs of energy purchases, transmission and distribution use of system charges. For the four-year period ending March 31, 1998, an efficiency factor of X = 2% (before an allowed increase for inflation) was applied to SWEB, offset by an allowance for both unit and customer growth. From April 1, 1998 supply business charges to Regulated Supply Customers are subject to a price cap instead of being based on the SPCF; the concept of pass through costs no longer applies.

      Following the announcement by the Regulator on October 16, 1997, in respect of its latest supply price review for Regulated Supply Customers effective from April 1, 1998, SWEB has implemented a tariff reduction of 2.8% effective from that date. A further 3% reduction (before an allowed increase for inflation) is planned to be implemented for fiscal year 2000. This average tariff reduction primarily reflects the expected reduction in power purchase costs after March 31, 1998 when expensive CFDs, (Note E), agreed by the government at the time of privatization of the electricity industry, will end, and the fossil fuel levy will be further reduced.

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

      The most common contracts for supply to Unregulated Supply Customers are for a twelve-month term and contain fixed rates. SWEB is exposed to two principal risks associated with such contracts: load shape risk (the risk associated with a shift in the customer's usage pattern, including absolute amounts demanded and timing of amounts demanded); and, purchasing price risk (the cost of purchased electricity relative to the price received from the supply customer). SWEB employs risk management methods to maximize its return consistent with an acceptable level of risk. SWEB manages load shape risk by setting individual customer sales prices based on their expected load shape and including an additional premium to cover the risk of load shape variation. Variable volume CFDs are also used when available at a competitive price. SWEB hedges purchasing price risk by employing a variety of risk management tools, including management of its supply contract portfolio, hedging contracts and other means which mitigate risk of future Pool price volatility.

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

      The UK government's Finance Bill 1998, which received Royal Assent on July 31, 1998, included a reduction in the rate of UK corporation tax from 31% to 30% effective April 1, 1999. This decrease will result in an accounting credit reducing SWEB's provision for deferred income taxes by approximately (pound)11 million. This credit will be accounted for in the second quarter fiscal year 1999.

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. While the Company has not yet quantified the impact of adopting this statement on its financial statements, it could increase volatility in earnings and other comprehensive income.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

      The major change in the Company's financial condition during the three-months to June 30, 1998 was the expenditure by SWEB of approximately (pound)15 million in property, plant, and equipment, largely in respect of the distribution network. The funds required for such additions were derived primarily from operations. It is expected that SWEB's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

      The significant requirement of the second instalment of the windfall levy and possible requirements of a pension matter, both discussed above, will require external financing, and result in increased interest expense. The first instalment of the windfall levy was funded by short-term borrowings.

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

Financing Activities

      The Company has a US commercial paper program under which the maximum available is $520 million. This program is supported by a swingline and revolving credit facility provided by a syndicate of banks. The amount available under the program, which is supported by the swingline and revolving credit facility, at June 30, 1998 was $167 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

      SWEB actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At June 30, 1998 the Company and SWEB together had short-term debt of (pound)340 million ($568 million) outstanding ($134 million from commercial paper, $219 million from swingline and revolving credit facility, and $215 million in other short-term loans).

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      To meet short-term cash needs and contingencies, the Company and SWEB together had at June 30, 1998 approximately (pound)2 million of cash and (pound)110 million of unutilized committed lines of credit with banks. Also available was $167 million of the swingline and revolving credit facility mentioned above. The Company and SWEB have sufficient liquidity to meet the second instalment of the windfall levy, as previously mentioned.

      At June 30, 1998, the Company and SWEB have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totalling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totalling (pound)350 million.

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

          SOUTHERN INVESTMENTS UK plc




          /s/ Gale E. Klappa
     By   Gale E. Klappa
          Director



          /s/ C.B. (Mike) Harreld
     By   C. B. (Mike) Harreld
          Director, Chief Financial and Accounting Officer


                                                       Date: August 12, 1998