Form 10-Q
period 1998-09-30
SOUTHERN INVESTMENTS UK PLC
filed 1998-11-13
CIK 1019672

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C

                       -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1998
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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



                                Description of                 Shares Outstanding
Registrant                      Common Stock                   at October 31, 1998
----------                      ---------------                -------------------

Southern Investments UK plc     Par Value(pound)1 Per Share         500,400,587






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


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)


                                                      For the Three Months Ended September 30,
                                                      ----------------------------------------

                                                          1998                       1997
                                                          ----                       ----
                                                               (Note A)

OPERATING REVENUES                           (pound) 169        $ 287         (pound) 162
COST OF SALES                                        103          175                 101
                                                   -----        -----              ------
GROSS MARGIN                                          66          112                  61
                                                   -----        -----              ------
OPERATING EXPENSES:
    Maintenance                                        9           15                   9
    Depreciation and amortization                     13           22                  12
    Selling, general, and administrative              13           22                  15
                                                  ------        -----              ------
              Total operating expenses                35           59                  36
                                                  ------        -----              ------
              Operating income                        31           53                  25
                                                  ------        -----              ------
OTHER INCOME (EXPENSE):
    Interest expense                                 (15)         (26)                (15)
    Other, net                                         1            2                   3
                                                  ------        -----              ------
              Total other income (expense)           (14)         (24)                (12)
                                                  ------        -----              ------
INCOME BEFORE INCOME TAXES                            17           29                  13

INCOME TAXES:
    Customary                                         (5)          (9)                (11)
    Effect of change in tax rates (Note I)            11           19                  22
    Windfall levy (Note J)                             -            -                 (90)
                                                  ------        -----              ------
NET INCOME (LOSS)                             (pound) 23         $ 39         (pound) (66)
                                                  ======        =====              ======





       The accompanying notes form an integral part of these condensed consolidated statements.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)



                                                                            For the Six Months Ended September 30,
                                                                            --------------------------------------

                                                                                  1998                       1997
                                                                                  ----                       ----
                                                                                     (Note A)

OPERATING REVENUES                                                   (pound) 350        $ 595         (pound) 334
COST OF SALES                                                                217          369                 212
                                                                          ------       ------              ------
GROSS MARGIN                                                                 133          226                 122
                                                                          ------       ------              ------
OPERATING EXPENSES:
    Maintenance                                                               17           29                  17
    Depreciation and amortization                                             25           43                  23
    Selling, general, and administrative                                      29           49                  30
                                                                          ------       ------              ------
              Total operating expenses                                        71          121                  70
                                                                          ------       ------              ------
              Operating income                                                62          105                  52
                                                                          ------       ------              ------
OTHER INCOME (EXPENSE):
    Interest expense                                                         (30)         (51)                (28)
    Other, net                                                                 9           15                   8
                                                                          ------       ------              ------
              Total other income (expense)                                   (21)         (36)                (20)
                                                                          ------       ------              ------
INCOME BEFORE INCOME TAXES                                                    41           69                  32

INCOME TAXES:
    Customary                                                                (13)         (22)                (16)
    Effect of change in tax rates (Note I)                                    11           19                  22
    Windfall levy (Note J)                                                     -            -                 (90)
                                                                          ------       ------              ------
NET INCOME (LOSS)                                                     (pound) 39         $ 66         (pound) (52)
                                                                          ======       ======             =======











       The accompanying notes form an integral part of these condensed consolidated statements.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                                             For the Six Months Ended September 30,
                                                                             --------------------------------------

                                                                                  1998                         1997
                                                                                  ----                         ----
                                                                                     (Note A)
NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                     (pound) 88          $ 150         (pound)   95
                                                                         ------          -----               ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (33)           (56)                 (44)
    Other                                                                    10             17                   (2)
                                                                         ------          -----               ------
         Net cash used in investing activities                              (23)           (39)                 (46)
                                                                         ------          -----               ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of dividends                                                   (20)           (34)                 (59)
    Change in short-term borrowings                                         (43)           (73)                   8
                                                                         ------          -----               ------
         Net cash used in financing activities                              (63)          (107)                 (51)
                                                                         ------          -----               ------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                  2              4                   (2)
CASH AND CASH EQUIVALENTS, beginning of
 period                                                                       5              8                    3
                                                                         ------          -----               ------
CASH AND CASH EQUIVALENTS, end of period                             (pound)  7          $  12         (pound)    1
                                                                         ======          =====               ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Cash paid for interest                                           (pound)(27)         $ (46)        (pound) (27)
                                                                         ======          =====               ======

    Cash paid for income taxes                                       (pound)  -            $ -         (pound)  (6)
                                                                         ======          =====               ======










       The accompanying notes form an integral part of these condensed consolidated statements.




                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                     ASSETS

                                                                                        September 30, 1998          March 31,
                                                                                        ------------------          --------
                                                                                          (Unaudited)                 1998
                                                                                          -----------                 ----
                                                                                                     (Note A)

PROPERTY, PLANT, AND EQUIPMENT                                                    (pound) 1,410        $2,396  (pound) 1,389
    Less accumulated depreciation                                                           125           212            109
                                                                                         ------        ------         ------
             Property, plant, and equipment, net                                          1,285         2,184          1,280
                                                                                         ------        ------         ------

OTHER ASSETS:
    Investments                                                                              17            29             17
    Prepaid pension cost                                                                    124           211            116
    Goodwill, net of accumulated amortization of (pound)14 ($24) at
       September 30, 1998 and(pound)11 at March 31, 1998                                    169           287            172
                                                                                         ------        ------         ------
              Total other assets                                                            310           527            305
                                                                                         ------        ------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                                 7            12              5
    Investments                                                                              17            29             17
    Receivables:
      Customer accounts, less provision for uncollectables of (pound)8 ($14) at
       September 30, 1998 and(pound)9 at March 31, 1998                                      56            95             85
      Other                                                                                  13            22             14
                                                                                         ------        ------         ------
              Receivables, net                                                               69           117             99
    Materials and supplies                                                                    4             7              4
    Prepaid expenses                                                                         20            34             18
                                                                                         ------        ------         ------
              Total current assets                                                          117           199            143
                                                                                         ------        ------         ------

TOTAL ASSETS                                                                      (pound) 1,712        $2,910  (pound) 1,728
                                                                                         ======        ======         ======












       The accompanying notes are an integral part of these condensed consolidated balance sheets.



                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                      STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                                        September 30, 1998       March 31,
                                                                                        ------------------       --------
                                                                                            (Unaudited)            1998
                                                                                            -----------            ----
                                                                                                     (Note A)

STOCKHOLDER'S EQUITY:
    Common stock,(pound)1 par value, 500,400,587 shares authorized, issued
      and outstanding                                                               (pound) 500        $  850   (pound)  500
    Retained earnings (deficit)    (Note C)                                                (144)         (245)          (163)
                                                                                         ------        ------         ------
             Total stockholder's equity                                                     356           605            337
                                                                                         ------        ------         ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SOUTHERN INVESTMENTS
  UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
  SUBORDINATED DEBENTURES                                                                    50            85             50

NON-CURRENT LIABILITIES:
    Long-term debt                                                                          301           512            301
    Deferred income taxes                                                                   352           598            361
    Provision for loss contracts (Note D)                                                    71           121             72
    Other                                                                                    42            71             46
                                                                                         ------        ------         ------
             Total non-current liabilities                                                  766         1,302            780
                                                                                         ------        ------         ------
CURRENT LIABILITIES:
    Commercial paper                                                                         80           136             80
    Short-term borrowings                                                                   240           408            283
    Accounts payable                                                                         55            93             50
    Accrued income taxes                                                                     93           158             82
    Unearned revenue                                                                          5             8              4
    Accrued interest                                                                          8            14              8
    Other                                                                                    59           101             54
                                                                                         ------        ------         ------
             Total current liabilities                                                      540           918            561
                                                                                         ------        ------         ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                                        (pound) 1,712        $2,910  (pound) 1,728
                                                                                         ======        ======         ======







       The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


     (A) Solely for the convenience of the reader, certain pounds sterling amounts included in the condensed consolidated financial statements have been translated into US dollars at the exchange rate of $1.6995=
         (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal
          Reserve Bank of New York on September 30, 1998.

     (B) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results of the three-month and six-month periods ended September 30, 1998 and 1997. The Company's fiscal year end is March 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

          It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's report on form 10-K for the year ended March 31, 1998.

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

     (C) The Company's main investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England. The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of SWEB's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a "one-off windfall levy on the excess profits of the privatized utilities"; SWEB estimated its liability to be approximately (pound)90 million (see Note J).

     (D) SWEB has entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1, 1993. The contract sets escalating electricity purchase prices at predetermined levels. The Company has recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent Pool costs in that respective year. These costs have been discounted at an appropriate rate to their present value of(pound)71 million at September 30, 1998 and (pound)72 million at March 31, 1998. Over the past two years, the Pool prices have been less than anticipated when the accrual was recognized. The Company is continuing to review the trend of Pool prices and an adjustment to the provision may be required in the future.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     (E) Effective March 31, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Company is primarily engaged in two electric industry segments: distribution, which involves the transfer of electricity from the high voltage transmission system, and its delivery, across low voltage distribution systems, to consumers; and supply, which involves bulk purchase of electricity from the Pool and arranging for its sale and transfer to its customers. All revenues are in respect of sales to customers in the UK. Information about the Company's operations in these individual segments, which also reflect its products and services, is detailed below:


                                                 Distribution          Supply         Other     Eliminations      Consolidated
                                                 ------------          ------         -----     ------------      ------------

                                                                           (in millions)
          Three months ended September 30, 1998:
          --------------------------------------
          Operating revenues                     (pound)   55     (pound)  157   (pound)  42   (pound) (85)      (pound)  169
          Operating income                                 23                3             5             -                 31

          Six months ended September 30, 1998:
          ------------------------------------
          Operating revenues                     (pound)  110     (pound) 324    (pound) 57    (pound)(141)     (pound)  350
          Operating income                                 46               4            12              -                62

          Total assets at September 30, 1998     (pound)1,553     (pound)  82    (pound) 77    (pound)   -     (pound) 1,712

          Three months ended September 30, 1997:
          --------------------------------------
          Operating revenues                     (pound)   51     (pound) 148    (pound) 15    (pound) (52)    (pound)   162
          Operating income                                 24               6            (5)             -                25

          Six months ended September 30, 1997:
          ------------------------------------
          Operating revenues                    (pound)   103     (pound) 304   (pound)  30    (pound)(103)    (pound)   334
          Operating income                                 45              12            (5)             -                52

          Total assets at September 30, 1997    (pound) 1,497     (pound)  86   (pound) 102    (pound)   -     (pound) 1,685


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

     (F) The Company and SWEB have non-trading operations that are exposed to certain market risks including changes in interest rates, cross currency exchange rates and the volatility of prices of electricity purchased in the Pool. To mitigate risk attributable to these exposures the Company has entered into various derivative financial instruments, the sole purpose of which is to hedge exposure in these areas. At September 30, 1998, the status of outstanding derivative contracts was as follows:

          (i) The Company and SWEB utilize interest rate swaps to minimize borrowing costs and mitigate their exposure to fluctuations in interest rates by allowing them to effectively convert their outstanding variable rate debt into fixed rate debt. These swaps are designed as hedges of underlying debtobligations and, as such, the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. At September 30, 1998, sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totalling (pound)600 million, resulted in an unrealized loss of (pound)88 million.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (ii) Foreign currency swap contracts are used by the Company and SWEB to hedge exposure to currency fluctuations for US dollar denominated debt. Gains and losses on these hedges are deferred and recognized as an adjustment to the carrying amount when the hedged transaction occurs. At September 30, 1998, currency swaps expiring between 2001 and 2007, with notional mounts totalling (pound)350 million, resulted in an unrealized gain of (pound)32 million.

          (iii)SWEB utilizes contracts for differences ("CFDs") to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. Such contracts allow the Company to effectively convert the majority of its anticipated Pool purchases from market prices to fixed prices. SWEB's goal is to obtain competitively priced contracts to cover the majority of its purchase requirements. The gains and losses on such contracts are deferred and recognized as electricity is purchased. Management believes that the nature of these contracts is such that the fair value is not materially different from that recorded in the accounts. SWEB also has commitments to purchase capacity under its long term contracts
          (see Note D).

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

     (G) The Company and SWEB are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in aggregate. Neither the Company nor SWEB is a party to any material legal proceedings nor are they currently aware of any threatened material legal proceedings. As described below, the Company is aware of an issue which could subsequently impact SWEB.

          The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered on June 10, 1997. The High Court also granted the complainants leave to appeal to the Court of Appeal. The Court of Appeal hearing commenced on October 26, 1998, the outcome of which cannot be determined at this time. If the complainants' appeal is successful, either at the Court of Appeal or on a subsequent appeal to the House of Lords, it will have an adverse effect on SWEB. Unless the High Court decision is reversed, this case should not impact SWEB significantly; however it is not practical to make an estimate of the exposure at the present time.

     (H) The condensed consolidated financial statements included herein have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, SWEB is not subject to rate regulation, but rather, is subject to price cap regulation and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 often contain certain deferred items which have not been included in rates charged to customers in compliance with the respective regulatory authority rulings, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying consolidated financial statements of the Company do not contain such deferrals.

                         SOUTHERN INVESTMENTS UK plc and
          SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     (I) The UK government's Finance Bill 1998, which received Royal Assent on July 31, 1998, included a reduction in the rate of UK corporation tax from 31% to 30% effective April 1, 1999. This decrease resulted in an accounting credit reducing SWEB's provision for deferred income taxes by approximately (pound)11 million, during the second quarter fiscal year 1999.

          In the comparative second quarter fiscal year 1998, the UK corporation tax rate was reduced from 33% to 31% with effect from April 1, 1997. This decrease resulted in an accounting credit reducing the Company's provision for deferred income taxes by approximately (pound)22 million, during the second quarter fiscal year 1998.

     (J) On July 2, 1997 the Labour government presented its first budget which included a "one-off windfall levy on the excess profits of the privatized utilities". Based upon the legislation, SWEB estimated its liability to be approximately (pound)90 million. The levy is payable in two equal installments. The first installment was paid on December 1, 1997 and the second will be paid on or before December 1, 1998.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            SECOND FISCAL QUARTER 1999 vs. SECOND FISCAL QUARTER 1998
                                       AND
              FISCAL YEAR-TO-DATE 1999 vs. FISCAL YEAR-TO-DATE 1998


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

     On October 5, 1998, it was announced that the Chairman and Chief Executive of SWEB, Gale Klappa, will be returning to the US later this year to assume new responsibilities with Southern. The Board of Directors of SWEB has elected Paul Bowers, who has been serving as senior vice president of marketing at Georgia Power, an affiliated company, as the replacement for Gale Klappa.

     The Company was incorporated as a public limited company under the laws of England and Wales on June 23, 1995, as a vehicle for the acquisition of SWEB, one of the 12 regional electricity companies ("RECs") in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of SWEB. The Company's main investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England.

     SWEB's two main business lines are the distribution of electricity and the supply of electricity to approximately 1.3 million customers in its Authorized Area in southwest England. This area covers approximately 5,560 square miles and has a resident population of approximately 2.8 million.



RESULTS OF OPERATIONS

Earnings

     Operating income for the second quarter and year-to-date fiscal year 1999 was (pound)31 million and (pound)62 million, respectively, compared to (pound)25 million and (pound)52 million for the corresponding periods of fiscal year 1998. The increase in operating income of (pound)6 million in the second quarter is due to an increase in ancillary businesses of (pound)10 million, offset by decreases in the supply business of (pound)3 million and distribution business of (pound)1 million. The increase in the year-to-date operating income of (pound)10 million is due to increases in the distribution business of (pound)1 million and ancillary businesses of (pound)17 million, offset by a decrease in the supply business of (pound)8 million.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Significant income statement items appropriate for discussion include the following:


                                                                Increase (Decrease)
                                            --------------------------------------------------------
                                                   Second Quarter            Year-To-Date
                                            --------------------------------------------------------
                                              (in millions)       %       (in millions)       %
  Operating revenues.......................   (pound) 7          4       (pound) 16           5
  Cost of sales............................           2          2                5           2
  Interest expense.........................           -          -                2           7
  Other income, net........................          (2)       (67)               1          12
  Income taxes - customary.................          (6)       (55)              (3)        (19)

Operating revenues

      Revenue increases were primarily within the supply business where revenues increased by (pound)9 million for the quarter and (pound)20 million year-to-date. The number of electricity units supplied increased by 12% for the quarter and by 15% year-to-date when compared to the corresponding periods in fiscal year 1998, due primarily to an increase in units supplied to Unregulated Supply Customers. Revenues also increased within the distribution business by (pound)4 million for the quarter and (pound)7 million year-to-date. Revenues from ancillary businesses, after intra-business eliminations, decreased by (pound)6 million for the quarter and by (pound)11 million year-to-date, primarily reflecting lower activity in the gas retailing business due to restructuring of that business, including a teaming arrangement with another organization.

Cost of sales

      The increase in the cost of sales primarily relates to energy purchases due to the increase in units supplied as explained above. This increase in energy purchases is partly offset by reduced costs in the gas retailing business.

Interest expense

      The increase in the year-to-date interest expense is largely due to increased short-term borrowings to finance the first installment of the windfall levy.

Other income, net

      The increase year-to-date reflects the gain on the disposition of certain non-core assets, partly offset by additional income from an investment in generating plant in the corresponding period of fiscal year 1998.

Income taxes - customary

     The decrease year-to-date is primarily due to an increase to the provision in the corresponding period of fiscal year 1998 to cover possible disallowable items.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Future Earnings Potential

      The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including the outcome of the current distribution price review discussed below, future regulatory price reviews and the level of energy sales and customer growth/retention in the electricity businesses. A major impact on future earnings will be the interest charges from funding requirements to meet the second installment of the windfall levy. An item that could also result in additional funding requirements relates to the outcome of a court ruling related to a pension matter. See Notes (J) and (G), respectively, in the Notes to the Condensed Consolidated Financial Statements.

      There are currently a number of issues which impact the electricity industry and which are the subject of discussion and consultation papers. The principal ones are:

(i) In March 1998 the government published a discussion paper ("Green Paper") on the regulation of the water, electricity, gas and telecommunications utilities within the UK entitled "A Fair Deal for Consumers: Modernizing the Framework for Utility Regulation". The government's stated objective for the review is to set a long term stable framework for utilities which is seen to be fair by all the interested groups involved. The guiding principles are that regulation must be transparent, consistent and predictable. The closing date for responses was May 31, 1998. On July 27, 1998 the government announced its conclusions on reform of utility regulation. Key decisions include merging the electricity and gas regulators, the retention of RPI - X (see below), social and environmental actions to be issued by Ministers, and greater transparency. These proposals will be the subject of new legislation as soon as Parliamentary time permits.

(ii) In May 1998, the Director General of Electricity Supply (the "Regulator") issued a consultation paper concerning the separation of businesses in the context of the reviews of the price controls post 2000. It is the Regulator's view that full separation of supply and distribution would be desirable. However, he recognizes that it is likely that interim arrangements will be necessary.

(iii) In October 1997, the government's Minister for Science, Energy and Industry asked the Regulator to consider how a review of electricity trading arrangements (including the operation of the Pool) might be undertaken, together with changes in legislation. In March, 1998, the Minister agreed to the Regulator's recommended terms of reference on development of new trading arrangements. In July, 1998 the Regulator published his proposals, which are for a market-based trading arrangement using forward contracts for the physical delivery of electricity. A short-term bilateral market is proposed to enable "fine tuning" of contract positions. The System Operator ("The National Grid Company") will be responsible for balancing generation and demand from about four hours before each half-hour trading period. Suppliers and generators will be charged an imbalance fee for differences between their contractual and physical positions by the System Operator. The Regulator also proposes to take a higher degree of control than in the present trading arrangements. On October 8, 1998, the government published its "Conclusions of the review of energy sources for power generation", in which the Minister confirmed that he viewed the Regulator's proposals as moving in the right direction. Further development and implementation is to be taken forward by the government and the Regulator.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     (iv) The current distribution price control review expected to be effective April 1, 2000 (see below).

      As these papers and review are only consultative at this time, it is not possible for the Company to determine the impact until after such issues have been finalized by the government, and firm proposals are made by the Regulator. On the separation issue, the additional costs to the Company could be significant if full separation was ultimately required.

      The largest portion of SWEB's operating income, approximately 80% in the fiscal year 1998, is derived from its distribution business - essentially the operation and maintenance of the electricity network in its Authorized Area in the southwest of England. SWEB is the only distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's Authorized Area.

      Distribution revenues are subject to price cap regulation. The Regulator applies a price control formula ("DPCF"), P + RPI - X, where P is the price level at the beginning of each new regulatory period, RPI is the change in the Retail Price Index and X is an adjustment factor determined by the Regulator. X is currently 3% for SWEB.

      The DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can require a one-time price adjustment. An initial review by the Regulator of allowable income in the distribution business led to a reduction of the price level by 14% for SWEB starting April 1, 1995, followed by efficiency factors of X = 2% for each year until March 2000. In July 1995, the Regulator announced the result of a further distribution price review which was precipitated by certain market events in the UK electric utility industry. For SWEB, such announcement meant a real reduction of 11% in allowable distribution income for the twelve months from April 1, 1996, followed by an efficiency factor of X = 3% for each year thereafter, before an allowed increase for inflation. The Regulator is currently undertaking the next DPCF review expected to become effective from April 1, 2000.

      Within the supply business, customers fall into two categories, Unregulated and Regulated. Until March 31, 1998, Unregulated Supply Customers were defined as customers who had an electricity demand of more than 100kW. From April 1, 1998, Unregulated Supply Customers are defined as customers who are non-domestic and who have an annual consumption in excess of 12,000kWh. Unregulated Supply Customers may contract for their electricity from any holder of a supply license, however, Supply Customers with demand less than 100kW must continue to take supply from their host REC until the new systems are completed (expected to be November 1998 for SWEB), and competition is allowed (see below).

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      Following the announcement by the Regulator in October 1997, in respect of its latest supply price review for Regulated Supply Customers effective from April 1, 1998, SWEB has implemented a tariff reduction of 2.8% effective from that date. A further 3% reduction (before an allowed increase for inflation) is planned to be implemented for fiscal year 2000. This average tariff reduction primarily reflects the expected reduction in power purchase costs after March 31, 1998 when expensive CFDs, (Note F), agreed by the government at the time of privatization of the electricity industry, ended, and the fossil fuel levy will be further reduced.

      The exclusive right to supply Regulated Supply Customers (as defined prior to April 1, 1998) was scheduled to be phased out over a six-month period commencing April 1, 1998, after which all supply customers would have the ability to choose their electricity supplier. An announcement by the Regulator in October 1997 stated that the exclusive right to supply Regulated Supply Customers should be phased out from September 1998. Each REC has an authorized start date for competition to commence in its Authorized Area, and SWEB's is scheduled for November 30, 1998. Once a REC's Authorized Area is open to competition, then it can compete in the Authorized Area of other RECs where competition has commenced, and vice versa.

      The Regulator has also proposed a penalty on all RECs, including SWEB, related to the delay in opening competition to Regulated Supply Customers beyond the April 1, 1998 deadline; any penalty imposed on SWEB is not expected to have a material impact on earnings. The supply tariffs in fiscal years 1999 and 2000 represent maximum price restraints intended to protect each REC's Regulated Supply Customers which it supplies within its Authorized Area.

      SWEB's distribution business does not involve the purchase and sale of electricity, and therefore SWEB's risk management efforts are focused on the supply business which is exposed to Pool price volatility. SWEB uses CFDs to hedge against Pool price volatility. CFDs are contracts predominantly between generators and suppliers which fix the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At the present time, SWEB's forecast total demand for fiscal year 1999 is substantially hedged through various types of agreements, including CFDs.

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


YEAR 2000 READINESS

Year 2000 Challenge

      To save valuable storage space, mainframe computer programmers in the 1960s and 1970s shortened the year portion of date entries to just two digits. The date January 1, 1998, for example, was recorded by a computer as 01/01/98. Computers assumed, in effect, that all years began with "19". This practice was widely adopted by programmers of additional computer platforms, such as personal computers, and hard wired into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space within computers, was used until the mid-90s.

      If these functions are not corrected before the Year 2000 arrives, affected software systems and devices containing computer chips or clocks could automatically roll back to 1900 instead of moving forward to 2000. Some affected software and devices will function without incident. Others may experience erroneous results or the interruption of a process. This challenge does not affect all software or all computer-controlled equipment.

      SWEB depends on complex computer systems for many aspects of its operations, which is primarily the distribution of electricity, as well as other business support activities. SWEB's goal is to have mission-critical assets Year 2000 ready by June 1999. "Mission-critical" refers to devices or software that are required to maintain operations. "Year 2000 ready" means that the system or application is determined suitable for continued use through the Year 2000. Mission-critical systems include, but are not limited to, control center computer systems, customer service systems, and telephone switches and equipment.

Year 2000 Program

      SWEB executive management recognizes the seriousness of the Year 2000 challenge and has dedicated resources it considers adequate to address the issue. An executive steering committee reviews Millennium Project progress on a regular basis, and Southern Company receives periodic updates and progress reports.

      SWEB's Millennium Project is divided into two phases:

      Phase 1 began in 1996 and consisted of identifying and assessing corporate assets (software systems and devices that contain a computer chip or clock). This first phase was completed on schedule July 31, 1997.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      Phase 2, which consists of testing and remediating high priority systems and devices, is targeted for completion in June 1999. Contingency planning is included in this phase. The Millennium Project will continue to monitor SWEB's affected computer systems, devices and applications through the end of 1999, and into the year 2000.

Material Third Parties

      SWEB is currently reviewing the Year 2000 readiness of material third parties which provide goods and services crucial to SWEB's operations. SWEB is developing contingency plans based on its assessment of each third party's ability to continue supplying critical goods and services to SWEB. Among such critical third parties are the National Grid, telecommunications, water, and other suppliers.

Year 2000 Preparation Costs

      Current projected costs of SWEB's Year 2000 readiness are approximately $25 million. This includes costs for time and labor necessary to identify, test and renovate affected devices and systems during a process that will last almost four years. From its inception through September 30, 1998, the Year 2000 program costs, recognized as expense, amounted to $14 million.

Risks associated with Year 2000 Challenge

      SWEB is implementing a detailed process to minimize the possibility of service interruptions related to the Year 2000 challenges. Because SWEB is taking what it believes to be prudent steps to prepare for the Year 2000, SWEB considers any interruptions in service that may occur to be isolated and short in duration.

      SWEB has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices has been scheduled. SWEB is also assessing risks associated with critical assets and third-party suppliers. Following risk assessment, SWEB is preparing contingency plans as appropriate and is participating with the UK Electricity Industry. A description of SWEB's contingency planning follows below.

      There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their Year 2000 issues.

Contingency Plans

      Because of experience with storms, SWEB is skilled at using contingency plans in unusual circumstances. As part of Year 2000 business continuity and contingency planning, SWEB is drawing on that experience in making risk assessments and developing additional plans to deal specifically with situations that could arise relative to external suppliers and other Year 2000 challenges.

      SWEB is participating with the rest of the UK Electricity Industry and also with other utilities (water, telecommunications and gas) through the Year 2000 Utilities Interest Group where the focus now is very much on contingency planning.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

      The major change in the Company's financial condition during the six months to September 30, 1998 was the expenditure by SWEB of approximately (pound)33 million in property, plant, and equipment, largely in respect of the distribution network. The funds required for such additions were derived primarily from operations. It is expected that SWEB's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

      The significant requirement of the second installment of the windfall levy and possible requirements of a pension matter (see notes J and G respectively), will require external financing, and result in increased interest expense. The first installment of the windfall levy was funded by short-term borrowings.

      Demand for electricity in Great Britain, in general, and in SWEB's Authorized Area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. SWEB balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

      The Company's main investment and only significant asset is the entire share capital of SWEB. The Company is dependent upon dividends from SWEB for its cash flow. SWEB can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its supply and distribution businesses as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at SWEB to allow for reasonable and necessary dividends from SWEB, through operations, to be distributed to the Company. In the UK, the Accounting Standards Board is currently reviewing the treatment of deferred income tax accounting. If full provision for deferred income tax were required, SWEB's distributable reserves could be eliminated.

Financing Activities

      The Company has a US commercial paper program under which the maximum available is $520 million. This program is supported by a swingline and revolving credit facility provided by a syndicate of banks. The amount available under the program, which is supported by the swingline and revolving credit facility, at September 30, 1998 was $166 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

      SWEB actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At September 30, 1998 the Company and SWEB together had short-term debt of (pound)320 million ($544 million) outstanding ($136 million from commercial paper, $218 million from a swingline and revolving credit facility, and $190 million in other short-term loans).

      To meet short-term cash needs and contingencies, the Company and SWEB together had at September 30, 1998 approximately (pound)7 million of cash and (pound)85 million of unutilized committed lines of credit with banks. Also available was $166 million of the swingline and revolving credit facility mentioned above.

     At September 30, 1998, the Company and SWEB have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totalling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totalling (pound)350 million.

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



                                                      Date: November 12, 1998