Form 10-Q
period 1998-12-31
SOUTHERN INVESTMENTS UK PLC
filed 1999-02-09
CIK 1019672

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended December 31, 1998
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                             Description of               Shares Outstanding
Registrant                   Common Stock                 at January 31, 1999
----------                   --------------               -------------------

Southern Investments UK plc  Par Value(pound)1 Per Share  902,128,735





           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION


      This Quarterly Report Form 10-Q of Southern Investments UK plc (the "Company") contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include, among other things, legislative and regulatory issues (such as the results of the current review of regulation, and the results of the supply and distribution price reviews scheduled to take effect April 1, 2000, and possible full separation of the Distribution and Supply businesses, see Management's Discussion and Analysis "Future Earnings Potential"); the extent and timing of the entry of additional competition in the supply market; potential business strategies, including acquisitions or dispositions of assets or internal restructuring that may be pursued by the Company or its subsidiaries; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors whether or not discussed elsewhere herein or in reports, filed from time to time by the Company with the Securities and Exchange Commission ("SEC").

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)




                                                For the Three Months Ended December 31,
                                                --------------------------------------

                                                         1998                   1997
                                                         ----                   ----
                                                            (Note A)

OPERATING REVENUES                            (pound) 211       $ 351     (pound) 209
COST OF SALES                                         142         236             136
                                                    -----        ----           -----
GROSS MARGIN                                           69         115              73
                                                    -----        ----           -----
OPERATING EXPENSES:
    Maintenance                                        10          17               8
    Depreciation and amortization                      12          20              12
    Selling, general, and administrative               16          26              15
                                                    -----        ----           -----
              Total operating expenses                 38          63              35
                                                    -----        ----           -----
              Operating income                         31          52              38
                                                    -----        ----           -----
OTHER INCOME (EXPENSE):
    Interest income                                     2           3               -
    Interest expense                                  (15)        (25)            (14)
    Other, net                                          1           2               2
                                                    -----        ----           -----
              Total other income (expense)            (12)        (20)            (12)
                                                    -----        ----           -----
INCOME BEFORE INCOME TAXES                             19          32              26

INCOME TAXES:
    Customary                                          (7)        (12)             (8)
    Release of income tax accruals                      7          12               -
                                                    -----        ----           -----
NET INCOME                                     (pound) 19        $ 32      (pound) 18
                                                    =====        ====           =====










     The accompanying notes form an integral part of these condensed consolidated statements.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)




                                                            For the Nine Months Ended December 31,
                                                            -------------------------------------

                                                                     1998                    1997
                                                                     ----                    ----
                                                                         (Note A)

OPERATING REVENUES                                        (pound) 561       $ 933     (pound) 543
COST OF SALES                                                     359         597             348
                                                                 ----       -----            ----
GROSS MARGIN                                                      202         336             195
                                                                 ----       -----            ----
OPERATING EXPENSES:
    Maintenance                                                    27          45              25
    Depreciation and amortization                                  37          61              35
    Selling, general, and administrative                           45          75              45
                                                                 ----       -----            ----
              Total operating expenses                            109         181             105
                                                                 ----       -----            ----
              Operating income                                     93         155              90
                                                                 ----       -----            ----
OTHER INCOME (EXPENSE):
    Interest income                                                 2           3               1
    Interest expense                                              (45)        (75)            (42)
    Other, net                                                     10          17               9
                                                                 ----       -----            ----
              Total other income (expense)                        (33)        (55)            (32)
                                                                 ----       -----            ----
INCOME BEFORE INCOME TAXES                                         60         100              58

INCOME TAXES:
    Customary                                                     (20)        (34)            (24)
    Release of income tax accruals                                  7          12               -
    Effect of change in tax rates (Note I)                         11          18              22
    Windfall levy (Note J)                                          -           -             (90)
                                                                 ----       -----            ----
NET INCOME (LOSS)                                          (pound) 58       $  96     (pound) (34)
                                                                 ====       =====            ====






     The accompanying notes form an integral part of these condensed consolidated statements.



                                       3





                            SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (In Millions)



                                                                             For the Nine Months Ended December 31,
                                                                             --------------------------------------

                                                                                  1998                        1997
                                                                                  ----                        ----
                                                                                       (Note A)
NET CASH PROVIDED BY OPERATING ACTIVITIES                           (pound)  70          $ 117         (pound)  56
                                                                          -----          -----               -----
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (58)           (97)                (62)
    Other                                                                    10             17                   3
                                                                          -----          -----               -----
         Net cash used in investing activities                              (48)           (80)                (59)
                                                                          -----          -----               -----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of dividends                                                   (20)           (33)                (59)
    Change in short-term borrowings                                          (4)            (7)                 62
    Issue of share capital (Note K)                                         402            668                   -
    Loans to affiliated company (Note K)                                   (351)          (583)                  -
    Payment of premium in respect of loans to affiliated
      company and related hedges (Note K)                                   (51)           (85)                  -
                                                                          -----          -----               -----
         Net cash (used for) provided from financing
          activities                                                       (24)            (40)                  3
                                                                          -----          -----               -----

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                                                 (2)            (3)                  -
CASH AND CASH EQUIVALENTS, beginning of
 period                                                                       5              8                   3
                                                                          -----          -----               -----
CASH AND CASH EQUIVALENTS, end of period                            (pound)   3            $ 5         (pound)   3
                                                                          =====          =====               =====

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Cash paid for interest                                          (pound) (36)         $ (60)        (pound) (38)
                                                                          =====          =====               =====
    Cash paid for income taxes:
       Customary                                                              -              -         (pound)  (5)
       Windfall levy (Note J)                                               (45)           (75)                (45)
                                                                          -----         ------               -----
         Total cash paid for income taxes                           (pound) (45)         $ (75)        (pound) (50)
                                                                          =====         ======               =====


             The accompanying notes form an integral part of these condensed consolidated statements.



                                       4




                            SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Millions)

                                             ASSETS


                                                                                         December 31, 1998         March 31,
                                                                                         -----------------         ---------
                                                                                            (Unaudited)               1998
                                                                                            -----------               ----
                                                                                                     (Note A)

PROPERTY, PLANT, AND EQUIPMENT                                                    (pound) 1,434        $2,384  (pound) 1,389
    Less accumulated depreciation                                                           138           229            109
                                                                                         ------        ------         ------
              Property, plant, and equipment, net                                         1,296         2,155          1,280
                                                                                         ------        ------         ------

OTHER ASSETS:
    Investments                                                                              16            27             17
    Prepaid pension cost                                                                    130           216            116
    Goodwill, net of accumulated amortization of (pound)15 ($25) at
        December 31, 1998 and(pound)11 at March 31, 1998                                    168           279            172
                                                                                         ------        ------         ------
              Total other assets                                                            314           522            305
                                                                                         ------        ------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                                 3             5              5
    Investments                                                                              17            28             17
    Receivables:
      Customer accounts, less provision for uncollectables of (pound)10 ($17) at
        December 31, 1998 and(pound)9 at March 31, 1998                                      82           136             85
      Loans to affiliated company (Note K)                                                  351           584              -
      Other                                                                                  14            24             14
                                                                                         ------        ------         ------
              Receivables, net                                                              447           744             99
    Materials and supplies                                                                    3             5              4
    Prepaid expenses                                                                         15            25             18
    Premium in respect of loans to affiliated company and related hedges, net of accumulated amortization of (pound)1 ($2) at December
      31, 1998 (Note K)                                                                      50            83              -
                                                                                         ------        ------         ------
              Total current assets                                                          535           890            143
                                                                                         ------        ------         ------

TOTAL ASSETS                                                                      (pound) 2,145        $3,567  (pound) 1,728
                                                                                         ======        ======         ======







     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In Millions)

                                   STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                                    December 31, 1998       March 31,
                                                                                    ----------------        ---------
                                                                                       (Unaudited)             1998
                                                                                       -----------             ----
                                                                                                (Note A)

STOCKHOLDER'S EQUITY:
    Common stock,(pound)1 par value, 902,128,735 and 500,400,587 shares authorized, issued and outstanding at December 31, 1998, and
     March 31, 1998, respectively (Note K)                                    (pound) 902       $1,500    (pound) 500
    Retained deficit (Note C)                                                        (125)        (208)          (163)
                                                                                   ------        -----         ------
             Total stockholder's equity                                               777        1,292            337
                                                                                   ------        -----         ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SOUTHERN INVESTMENTS
  UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
  SUBORDINATED DEBENTURES                                                              50           83             50

NON-CURRENT LIABILITIES:
    Long-term debt                                                                    301          501            301
    Deferred income taxes                                                             357          594            361
    Provision for loss contracts (Note D)                                              70          116             72
    Other                                                                              39           65             46
                                                                                   ------       ------         ------
             Total non-current liabilities                                            767        1,276            780
                                                                                   ------       ------         ------
CURRENT LIABILITIES:
    Commercial paper                                                                    -            -             80
    Notes payable to banks                                                            327          544            248
    Notes payable to affiliated company                                                25           41             25
    Other notes payable                                                                 7           12             10
    Accounts payable                                                                   79          131             50
    Accrued income taxes                                                               43           72             82
    Unearned revenue                                                                    4            7              4
    Accrued interest                                                                   11           18              8
    Other                                                                              55           91             54
                                                                                   ------       ------         ------
             Total current liabilities                                                551          916            561
                                                                                   ------       ------         ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                                  (pound) 2,145       $3,567  (pound) 1,728
                                                                                   ======       ======         ======




     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)


(A) Solely for the convenience of the reader, certain pounds sterling amounts included in the condensed consolidated financial statements have been translated into US dollars at the exchange rate of $1.6628 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1998.

(B) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments necessary to present fairly the results of the three-month and nine-month periods ended December 31, 1998 and 1997. The Company's fiscal year-end is March 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

(C) The Company's main investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England. The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of SWEB's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a "one-off windfall levy on the excess profits of the privatized utilities"; SWEB's liability was assessed at (pound)90 million (see Note
       J).

(D) SWEB has entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1, 1993. The contract sets escalating electricity purchase prices at predetermined levels. The Company has recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent Pool costs in that respective year. These costs have been discounted at an appropriate rate to their present value of(pound)70 million at December 31, 1998 and (pound)72 million at March 31, 1998. Over the past two years, the Pool prices have been less than anticipated when the accrual was recognized. The Company is continuing to review the trend of Pool prices and an adjustment to the provision may be required in the future.

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

                                            Distribution          Supply             Other       Eliminations       Consolidated
                                            ------------          ------             -----       ------------       ------------

                                                                        (in millions)
       Three months ended December 31, 1998:
       -------------------------------------
       Operating revenues                   (pound)   68   (pound)   206       (pound)   6     (pound)  (69)     (pound)    211
       Operating income                               34               1                (4)               -                  31

       Nine months ended December 31, 1998:
       ------------------------------------
       Operating revenues                   (pound)  178   (pound)   529       (pound)   37    (pound) (183)     (pound)    561
       Operating income                               80               5                  8               -                  93

       Total assets at December 31, 1998    (pound)1,560   (pound)   118       (pound)  467    (pound)    -      (pound)  2,145

       Three months ended December 31, 1997:
       -------------------------------------
       Operating revenues                   (pound)   63   (pound)   196       (pound)    8    (pound)  (58)     (pound)    209
       Operating income                               29               5                  4               -                  38

       Nine months ended December 31, 1997:
       ------------------------------------
       Operating revenues                   (pound)  166   (pound)   500       (pound)   38    (pound) (161)     (pound)    543
       Operating income                               74              16                  -               -                  90

       Total assets at March 31, 1998       (pound)1,540   (pound)   110       (pound)   78    (pound)    -      (pound)  1,728


       Included in "Other" above are ancillary business activities that generally support SWEB's main electricity distribution and supply businesses, as well as corporate activities and items not appropriate to allocate to specific segments. Interest expense and taxes are wholly allocated to "Other" and are disclosed in the condensed consolidated statements of income. The eliminations above primarily relate to internal sales from the distribution business to the supply business for the use of the network. Such sales are priced at rates applicable to SWEB and other suppliers operating in SWEB's Authorized Area.

(F) The Company and its subsidiaries have non-trading operations that are exposed to certain market risks including changes in interest rates, cross currency exchange rates and the volatility of prices of electricity purchased in the Pool. To mitigate risk attributable to these exposures the Company has entered into various derivative financial instruments, the sole purpose of which is to hedge exposure in these areas. At December 31, 1998, the status of outstanding derivative contracts was as follows:

       (i) The Company and SWEB utilize interest rate swaps to minimize borrowing costs and mitigate their exposure to fluctuations in interest rates by allowing them to effectively convert their outstanding variable rate debt into fixed rate debt. These swaps are designed as hedges of underlying debt obligations and, as such, the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. At December 31, 1998, sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totalling (pound) 600 million, resulted in an unrealized loss of (pound)78 million when marked to market.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       (ii) Foreign currency swap contracts are used by the Company and SWEB to hedge exposure to currency fluctuations for US dollar denominated debt. Gains and losses on these hedges are deferred and recognized as an adjustment to the carrying amount when the hedged transaction occurs. At December 31, 1998, currency swaps expiring between 2001 and 2007, with notional amounts totalling (pound)350 million, resulted in an unrealized gain of (pound)15 million when marked to market.

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

       The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered in June 1997. The High Court also granted the complainants leave to appeal to the Court of Appeal. The Court of Appeal hearing took place between October 26 and 29, 1998, the outcome of which is anticipated in February 1999. If the complainants' appeal is successful, either at the Court of Appeal or on a subsequent appeal to the House of Lords, it will have an adverse effect on SWEB. Unless the High Court decision is reversed, this case should not impact SWEB significantly; however it is not practical to make an estimate of the exposure at the present time.

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

       In the comparative second quarter fiscal year 1998, the UK corporation tax rate was reduced from 33% to 31% with effect from April 1, 1997, which resulted in an accounting credit reducing the Company's provision for deferred income taxes by approximately (pound)22 million.

(J) On July 2, 1997 the Labour government presented its first budget which included a "one-off windfall levy on the excess profits of the privatized utilities". Based upon the legislation, SWEB's liability was assessed at (pound)90 million. The levy was paid in two equal installments; the first on December 1, 1997 and the second in two tranches on November 30, 1998 and December 1, 1998.

(K) In December 1998 a more efficient capital structure for SWEB Holdings UK ("Holdings UK") and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures. Sums totalling (pound)351 million were contributed to the Company for newly issued shares and the Company made three long-term loans (totalling (pound)351 million) to Holdings UK on the same terms as the existing long-term debt and subordinated debentures. In consideration of entering into these loans and their related currency and interest rate swaps, the Company made premium payments (independently calculated as a fair arms-length value between unconnected parties) of (pound)51 million to Holdings UK. These premium payments are being amortized over the life of the respective loans and swaps.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             THIRD FISCAL QUARTER 1999 vs. THIRD FISCAL QUARTER 1998
                                       AND
              FISCAL YEAR-TO-DATE 1999 vs. FISCAL YEAR-TO-DATE 1998


INTRODUCTION

     The Company is a wholly-owned subsidiary of SWEB Holdings Limited ("Holdings"). Holdings is a wholly-owned subsidiary of Holdings UK, which is owned indirectly by Southern Company ("Southern") and PP&L Resources, Inc. ("PP&L").

     PP&L initially purchased a 25 percent stake in Holdings in July 1996. On June 18, 1998, Southern sold an additional 26 percent interest in Holdings to PP&L. This further sale increased PP&L's economic interest in Holdings to 51 percent. Subsequently on June 18, 1998, shares in Holdings held by Southern and PP&L were exchanged for equivalent shares in Holdings UK. Under the terms of the agreement, Southern retains operational and management control of SWEB and the Holdings UK group. Southern continues to hold a majority of the voting shares in Holdings UK and retains a majority of the Board of Directors.

     On December 10, 1998, the Board of Directors elected W. P. Bowers, who had been serving as senior vice president of marketing at Georgia Power, an affiliated company, as Chairman and Chief Executive of SWEB. He replaces Gale Klappa, who has returned to the US to assume new responsibilities with Southern.

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


RESULTS OF OPERATIONS

Earnings

     Operating income for the third quarter and year-to-date fiscal year 1999 was(pound)31 million and(pound)93 million, respectively, compared to (pound)38 million and(pound)90 million for the corresponding periods of fiscal year 1998.




                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Significant income statement items appropriate for discussion include the following:


                                                                            Increase (Decrease)
                                                          --------------------------------------------------------
                                                                  Third Quarter             Year-To-Date
                                                          --------------------------------------------------------
                                                           (in millions)      %           (in millions)       %
  Operating revenues...................................     (pound) 2          1          (pound) 18           3
  Cost of sales........................................             6          4                  11           3
  Interest income......................................             2          -                   1         100
  Interest expense.....................................             1          7                   3           7
  Other income, net....................................            (1)       (50)                  1          11
  Income taxes - customary.............................            (1)       (13)                 (4)        (17)
  Income taxes - release of income tax accruals........             7          -                   7           -

Operating revenues

      Revenue increases were primarily within the supply business where revenues increased by (pound)10 million for the quarter and (pound)29 million year-to-date. The number of electricity units supplied increased by 11% for the quarter and by 13% year-to-date, when compared to the corresponding periods in fiscal year 1998, due primarily to an increase in units supplied to Unregulated Supply Customers. Revenues also increased within the distribution business by (pound)5 million for the quarter and (pound)12 million year-to-date.

      Revenues from ancillary businesses, after intra-business eliminations, decreased by (pound)13 million for the quarter and by (pound)23 million year-to-date. Due to the commencement of competition for Regulated Supply Customers which began in SWEB's Authorised Area in November 1998, and the uncertainty of recoverability of an element of the unbilled revenue receivable, management reflected a (pound)9 million revision to this balance during the quarter. The additional year-to-date decrease primarily reflects lower activity in the gas retailing business due to restructuring of that business, including a teaming arrangement with another organization.

Cost of sales

      The increase in the cost of sales primarily relates to energy purchases due to the increase in units supplied as explained above. This increase in energy purchases is partly offset by reduced costs in the gas retailing business.

Interest income

      The increase in the quarter and year-to-date interest income is largely due to interest on three long-term loans (totalling (pound)351 million) made to Holdings UK during the current quarter.

Interest expense

      The increase in the quarter and year-to-date interest expense is largely due to increased short-term borrowings to finance the first and second installments of the windfall levy, paid in December 1997 and November/December 1998 respectively.

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Income taxes

     The decrease in customary taxes in the quarter is primarily due to a lower income before tax and a lower rate. The decrease year-to-date is primarily due to a prudent increase to the provision in the corresponding period of fiscal year 1998 to cover possible disallowable items. In the current quarter, it has been possible to reduce the provision following the resolution of some of these items. This is shown as release of income tax accruals.

Future Earnings Potential

      The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including the outcome of the current distribution price review discussed below, future regulatory price reviews, any required physical separation of the Supply and Distribution businesses, and the level of energy sales and customer growth/retention in the electricity businesses. A major impact on future earnings will be the interest charges from funding requirements to meet the second installment of the windfall levy of (pound)45 million paid in the current quarter. An item that could also result in additional funding requirements relates to the outcome of a court ruling related to a pension matter. See Notes
(J) and (G), respectively, in the Notes to the Condensed Consolidated Financial Statements.

      There are currently a number of issues which impact the electricity industry and which are the subject of discussion and consultation papers. The principal ones are:

(i) In March 1998 the government published a discussion paper ("Green Paper") on the regulation of the water, electricity, gas and telecommunications utilities within the UK entitled "A Fair Deal for Consumers: Modernizing the Framework for Utility Regulation". The government's stated objective for the review is to set a long term stable framework for utilities which is seen to be fair by all the interested groups involved. The guiding principles are that regulation must be transparent, consistent and predictable. The closing date for responses was May 1998. In July 1998 the government announced its conclusions on reform of utility regulation. Key decisions include merging the electricity and gas regulators, the retention of RPI - X (see below), social and environmental actions to be issued by Ministers, and greater transparency. These proposals will be the subject of new legislation as soon as Parliamentary time permits. In October, 1998, the government published their proposals in two areas for consultation. The two documents are "The Future of Gas and Electricity Regulation" and "Consumer Councils". The government is currently considering the responses received.

(ii) In May 1998, the Director General of Electricity Supply (the "Regulator") issued a consultation paper concerning the separation of businesses in the context of the reviews of the price controls post 2000. It is the Regulator's view that full separation of supply and distribution would be desirable. However, he recognizes that it is likely that interim arrangements will be necessary. In November 1998, the Regulator published a further consultation paper on separation of the businesses. The Regulator remains of the view that full separation between supply and distribution is desirable. However, the paper acknowledges that for certain unspecified shared services they might allow an interim exemption. Discussions are continuing.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


(iii) In October 1997, the government's Minister for Science, Energy and Industry asked the Regulator to consider how a review of electricity trading arrangements (including the operation of the Pool) might be undertaken, together with changes in legislation. In July, 1998 the Regulator published his proposals, which are for a market-based trading arrangement using forward contracts for the physical delivery of electricity. A short-term bilateral market is proposed to enable "fine tuning" of contract positions. The System Operator will be responsible for balancing generation and demand from about four hours before each half-hour trading period. Suppliers and generators will be charged an imbalance fee for differences between their contractual and physical positions by the System Operator. The Regulator also proposes to take a higher degree of control than in the present trading arrangements. Following the government's confirmation that the Regulator's proposals were "moving in the right direction", the Regulator published a framework document in November, 1998. This explains how a program for the delivery of new electricity trading arrangements will be taken forward.

(iv) The current distribution price control review, expected to be effective April 1, 2000.

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      Regulated Supply Customers are those customers who are not Unregulated Supply Customers and largely comprise domestic and small business customers. Prices charged to Regulated Supply Customers by a REC within its Authorized Area are controlled by regulation. Until March 31, 1998, the calculation of the maximum supply charge was based on a supply price control formula ("SPCF"), similar to the DPCF, plus an ability to pass through certain costs, principally the costs of energy purchases, transmission and distribution use of system charges. For the four-year period ending March 31, 1998, an efficiency factor of X = 2% (before an allowed increase for inflation) was applied to SWEB, offset by an allowance for both unit and customer growth. For fiscal years 1999 and 2000, supply business charges to Regulated Supply Customers are subject to maximum price restraints instead of being based on the SPCF; the concept of pass through costs no longer applies. This is intended to protect each REC's Regulated Supply Customers which it supplies within its Authorized Area.

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

      The exclusive right to supply Regulated Supply Customers (as defined prior to April 1, 1998) was scheduled to be phased out over a six-month period commencing April 1, 1998, after which all supply customers would have the ability to choose their electricity supplier. An announcement by the Regulator in October 1997 stated that the exclusive right to supply Regulated Supply Customers should be phased out from September 1998. Each REC has an authorized start date for competition to commence in its Authorized Area, and SWEB's commenced on November 30, 1998. The first tranche represented approximately 10% of SWEB's customers; the loss of customers to date will not have a material impact on SWEB's results. Once a REC's Authorized Area is open to competition, then it can compete in the Authorized Area of other RECs where competition has commenced, and vice versa.

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


YEAR 2000 READINESS

Year 2000 Challenge

      To save valuable storage space, mainframe computer programmers in the 1960s and 1970s shortened the year portion of date entries to just two digits. The date January 1, 1998, for example, was recorded by a computer as 010198. Computers assumed, in effect, that all years began with "19". This practice was widely adopted by programmers of additional computer platforms, such as personal computers, and hard wired into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space within computers, was used until the mid-90s.

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

      SWEB's Millennium Project is divided into two phases:

      Phase 1 began in 1996 and consisted of identifying and assessing corporate assets (software systems and devices that contain a computer chip or clock). This first phase was completed according to schedule in July 1997.

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

Year 2000 Preparation Costs

      Current projected costs of SWEB's Year 2000 readiness are approximately (pound)15 million. This includes costs for time and labor necessary to identify, test and renovate affected devices and systems during a process that will last almost four years. From its inception through December 31, 1998, the Year 2000 program costs amounted to (pound)9 million.

Risks Associated with Year 2000 Challenge

      SWEB is implementing a detailed process to minimize the possibility of service interruptions related to the Year 2000 challenges. SWEB is taking what it believes to be prudent steps to prepare for the Year 2000, and considers any interruptions in service that may occur to be isolated and short in duration.

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


EUROPEAN MONETARY UNION

      On the January 1, 1999, 11 European Union countries formed an economic and monetary union and started using a single currency - the Euro. The UK did not join at this time, but the UK government has indicated that it might in the future. Some suppliers and possibly customers may be affected by the introduction with a possible impact on SWEB. Currently, SWEB is assessing the effort required to prepare itself for the potential introduction of the Euro to the UK. The potential costs could have a material effect on SWEB's results.


FINANCIAL CONDITION

Overview

      The major change in the Company's financial condition during the nine months to December 31, 1998 was the expenditure by SWEB of approximately (pound)58 million in property, plant, and equipment, largely in respect of the distribution network. The funds required for such additions were derived primarily from operations. It is expected that SWEB's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

      The second installment of the windfall levy ((pound)45 million) required external financing and the possible requirements of a pension matter (see notes J and G respectively), could require additional external financing, and result in increased interest expense. The payment of the windfall levy was funded by short-term borrowings.

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

Financing Activities

      In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures. Sums totalling (pound)351 million were contributed to the Company for newly issued shares and the Company made three long-term loans (totalling (pound)351 million) to Holdings UK on the same terms as the existing long-term debt and subordinated debentures. In consideration of entering into these loans and their related currency and interest rate swaps, the Company made premium payments (independently calculated as a fair arms-length value between unconnected parties) of (pound)51 million to Holdings UK.

      The Company has a US commercial paper program under which the maximum available is $520 million. This program is supported by a swingline and revolving credit facility provided by a syndicate of banks. The amount available under the program, which is supported by the swingline and revolving credit facility, at December 31, 1998 was $184 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

      SWEB actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At December 31, 1998 the Company and SWEB together had short-term debt of (pound)359 million ($597 million) outstanding ($336 million from a swingline and revolving credit facility, and $261 million in other short-term loans).

      To meet short-term cash needs and contingencies, the Company and SWEB together had at December 31, 1998 approximately (pound)3 million of cash and (pound)41 million of unutilized committed lines of credit with banks. Also available was $184 million of the swingline and revolving credit facility mentioned above.

     Excluding swaps between the Company and Holding UK, at December 31, 1998, the Company and SWEB have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totalling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totalling (pound)350 million.

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




          /s/ W. P. Bowers
     By   W. P. Bowers
          Director




          /s/ C.B. (Mike) Harreld
     By   C. B. (Mike) Harreld
          Director, Chief Financial and Accounting Officer



                                                     Date: February 9, 1999