Form 10-K405
period 1999-03-31
SOUTHERN INVESTMENTS UK PLC
filed 1999-06-24
CIK 1019672

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1999
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to



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

       A description of the registrant's common stock follows:


                                 Description of              Shares Outstanding
Registrant                       Common Stock                  at May 31, 1999
----------                       --------------              ------------------

Southern Investments UK plc      Par Value(pound)1 Per Share      902,128,735



                                Table of Contents
              PART I                                                                                                  PAGE

Item 1        Business
                  General..............................................................................................I-1
                  Overview of the Electric Utility Industry in England and Wales.......................................I-1
                  SWEB's Main Businesses...............................................................................I-2
                  SWEB's Ancillary Business Activities.................................................................I-6
                  Risk Management......................................................................................I-6
                  UK Environmental Regulation..........................................................................I-7
                  Employee Relations...................................................................................I-7
Item 2         Properties..............................................................................................I-8
Item 3         Legal Proceedings.......................................................................................I-8
Item 4         Submission of Matters to a Vote of Security Holders.....................................................I-9

               PART II

Item 5         Market for Registrant's Common Equity...................................................................II-1
Item 6         Selected Financial Data.................................................................................II-1
Item 7         Management's Discussion and Analysis of Results of Operations and Financial Condition
                  Introduction.........................................................................................II-2
                  Results of Operations................................................................................II-2
                  Financial Condition..................................................................................II-9
Item 7A        Quantitative and Qualitative Disclosures about Market Risk..............................................II-11
Item 8         Financial Statements and Supplementary Data.............................................................II-12
Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..................................................................II-31

               PART III

Item 10        Directors and Executive Officers of the Registrant......................................................III-1
Item 11        Executive Compensation..................................................................................III-2
Item 12        Security Ownership of Certain Beneficial Owners and Management..........................................III-3
Item 13        Certain Relationships and Related Transactions..........................................................III-5

               PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K..........................................................................................IV-1

           Cautionary Statement Regarding Forward-Looking Information

       The Company's 1999 Annual Report Form 10-K contains forward-looking and historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory issues (such as the results of the current review of regulation, and the results of the distribution price review scheduled to take effect April 1, 2000); potential business strategies, including acquisitions or dispositions of assets or internal restructuring that may be pursued by the Company or its subsidiaries; Year 2000 issues; the potential introduction of the Euro; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors discussed elsewhere herein and in other reports filed from time to time by the Company with the SEC.

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

         "Holdings" means SWEB Holdings Limited, the direct parent company of the Company.

         "Holdings UK" means SWEB Holdings UK, an unlimited liability company and the direct parent company of Holdings.

         "London Electricity" means London Electricity plc.

         "Mighteager" means Mighteager Limited, a Director of the Company.

         "National Grid" is the high voltage transmission system in England and Wales and connects the power stations to regional and local distribution systems.

         "NGC" means the National Grid Company plc, which is wholly-owned by NGG, and owns and operates the National Grid.

         "NGG" means the National Grid Group plc.

         "OFFER" means the Office of Electricity Regulation, the body appointed by the Government of the UK to regulate the electricity industry in Great Britain.

         "Outage" means a disruption to the supply of electricity.

         "PES" means public electricity supplier licensed by the Regulator.

         "PMDC" means PMDC UK, a direct shareholder in Holdings UK and an indirect wholly owned subsidiary of PP&L Resources.

         "PMDC Directors" means Accentacross and Mighteager.

         "Pool" means the wholesale trading market for electricity in England and Wales.

         "Pooling and Settlement Agreement" means the agreement which governs the constitution and operation of the Pool and the calculation of payments to and from generators and suppliers.

         "PP&L" means PP&L Resources, Inc., a public stock corporation, and ultimate parent of PMDC and the registered utility Pennsylvania Power and Light.

         "Price Cap" means a maximum price per unit of electricity supplied for various tariffs as established by the Regulator.

         "PSB" means NGC's pumped storage electricity generation business.

         "REC" means one of the 12 regional electricity companies in England and Wales licensed to distribute, supply, and, to a limited extent, generate electricity.

         "Regulated Supply Customers" means customers whose electricity prices are subject to regulation, and comprises mainly domestic and small commercial customers. See "Unregulated Supply Customers" below for an associated definition.

         "Regulator" means The Director General of Electricity and Gas Supply in Great Britain.

         "SEC" means the Securities and Exchange Commission.

         "SFAS" means US Statement of Financial Accounting Standard.

         "Southern" means The Southern Company, the ultimate parent company of the Southern Company system.

         "Southern Company system" means Southern and its subsidiaries.

         "Supply Price Control Formula" ("SPCF") is determined by the PES license. It related to Regulated Supply Customers and applied until March 31, 1998. It meant P+RPI-Xs+Y, where P reflected the maximum average price unit of electricity supplied, and RPI reflected the percentage change in the Retail Price Index between the previous year and the current year. The Xs factor was established by the Regulator following review and the Y term was a pass through of certain costs.

         "SWEB" means South Western Electricity plc, a subsidiary of the Company, and the main operating company within the Holdings UK group.

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

                                     PART I

Item 1.       BUSINESS

       Solely for the convenience of the reader, certain pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 1999 of $1.6140 = (pound)1.00; see Note 1 in the "Notes to the Consolidated Financial Statements".

General

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

       The Company is a wholly-owned subsidiary of Holdings. Holdings is a wholly-owned subsidiary of Holdings UK, which is owned indirectly by Southern and PP&L. Until July 1996, Holdings was an indirect wholly-owned subsidiary of Southern. In July 1996, Southern sold a 25 percent stake in Holdings to PP&L. In June 1998, Southern sold an additional 26 percent economic interest in Holdings to PP&L. This further sale increased PP&L's economic interest in Holdings to 51 percent. Subsequently in June 1998, shares in Holdings held by Southern and PP&L were exchanged for equivalent shares in Holdings UK. Under the terms of the associated shareholders' agreement, Southern retains operational and management control of SWEB and the Holdings UK group. Southern continues to hold a majority of the voting shares in Holdings UK and appoints a majority of the board of directors.

       SWEB's two main business lines during the period under review were the distribution of electricity and supply of electricity to approximately
1.3 million customers in its Authorized Area in southwest England. The distribution business and the supply business are distinct business segments.

       On June 11, 1999, SWEB reached agreement to sell its supply business to London Electricity. The sale is subject to regulatory clearance. See Note 12 in the "Notes to the Consolidated Financial Statements".

       SWEB's Authorized Area covers approximately 5,560 square miles extending from Bristol and Bath in the northeast, 188 miles southwest along the peninsula to Land's End and 28 miles beyond to the Isles of Scilly, and has a resident population of approximately 2.8 million. The southwest of England, of which the Authorized Area forms the greater part, has benefitted from economic growth (as measured by Gross Domestic Product) which on average has exceeded the UK rate over the long term and on average during the 1990's. The area has also benefited from an average unemployment rate during calendar year 1998 of approximately 3.5% which was below the UK average of 4.7% according to a 1999 study by Cambridge Econometrics. The largest cities and towns in SWEB's Authorized Area are Bath, Bristol, Exeter, Plymouth and Taunton. Business activity is generally concentrated in the population centers around Bristol, Bath and Plymouth. The Bristol and Bath area is served by the M4 and M5 motorways, a rail network including a link between Bristol and London, and a commercial port at Avonmouth.

       The Company and SWEB have undertaken to make SWEB a more focused and competitive company concentrating on the main electricity businesses of distribution and supply. Several businesses not related to distribution and supply have been sold since SWEB was acquired by Southern, and the remaining ancillary businesses have been redirected to focus on support for the main electricity businesses.

Overview of the Electric Utility Industry in England and Wales

       In 1990, the electric utility industry in Great Britain was privatized, and SWEB was created along with the other 11 RECs in England and Wales. In connection with the privatization, distribution assets in England and Wales, previously owned indirectly by Her Majesty's Government, were allocated among the RECs, licensing requirements were established for the RECs and price controls were implemented in the areas of distribution and supply. In England and Wales, generation assets (other than nuclear facilities) were allocated to two generating companies, and the high voltage transmission assets were allocated to NGC.

       The high voltage transmission system in England and Wales, which is generally referred to as the National Grid, carries the generated electricity in bulk from the power stations to the regional and local distribution systems. This transmission system is owned and operated by NGC.

       Distributors transfer electricity over their networks, generally at lower voltage than the National Grid, from supply points on the national grid to final consumers. The distribution systems in England and Wales are owned by the 12 RECs. Virtually all customers in England and Wales are connected to the distribution system of the RECs and have no choice as to the distribution system from which they receive their electricity. Distribution prices charged by the RECs are regulated by the Distribution Price Control Formula ("DPCF").

       Suppliers sell electricity to end users. Each REC is required to have a PES license which authorizes it to supply electricity. Electricity customers fall into two categories, Regulated Supply Customers (largely domestic and small commercial) and Unregulated Supply Customers.

       Prices for supply of electricity to Regulated Supply Customers were regulated by the Supply Price Control Formula ("SPCF") until March 1998. From April 1998, prices are subject to a Price Cap determined by the Regulator. This Price Cap only applies to Regulated Customers that a PES supplies in its Authorized Area. The exclusive right for a REC to supply Regulated Supply Customers in its Authorized Area was phased out from September 1998 - see "SWEB's Main Businesses - Supply Business".

       Unregulated Supply Customers have been able to choose their supplier for several years. Such suppliers, including SWEB, compete for business nationally and at prices determined by competitive bids or negotiation.

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

       The Regulator is currently considering how a program for the delivery and implementation of new electricity trading arrangements, targeted for April 2000, will be taken forward - see "Results of Operations - Future Earnings Potential".

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

       SWEB's distribution business has grown in both its customer base and in the number of units distributed, primarily reflecting population and economic growth in the southwest of England. At March 31, 1999 SWEB had experienced a 5-year compound annual growth rate of 0.97% in customers and 1.97% in units distributed.

Strategy

       Since being acquired by the Company, SWEB has reviewed and refined its distribution strategy and has established key goals of cost reduction, improved customer service and network performance.

       Staff reductions play a key role in cost savings. Since acquisition, SWEB has implemented a plan of voluntary and other staff reductions, mainly in the distribution business. By March 31, 1999 staff numbers had been reduced by 722 (22%). Part of these reductions were made possible due to new work practices which SWEB has developed with the cooperation of SWEB's unions. Team restructuring in the engineering division and the establishment of multi-skilled independent field teams has also contributed to improved cost efficiency. In addition, management restructuring has produced a flatter organizational structure by reducing management levels from seven to three.

       Improvements in customer service in the distribution business are a key part of SWEB's strategy. SWEB aims to meet or exceed all the performance criteria established by the Regulator who is responsible for setting the performance standards and targets. SWEB believes that achieving these goals is important both for improving customer satisfaction and for maintaining good relations with the Regulator. Improvements in customer service are being pursued, in part, through improvements in system performance, measured primarily in terms of the frequency and duration of outages. To that end, several initiatives have been implemented or are being pursued including:

* eliminating a backlog of tree-trimming near distribution lines. At March 31, 1999, 90.4% of high voltage (11kV) lines and 74.4% of low voltage (415/240V) lines had been cleared of trees;

* introduction of rubber glove working techniques, allowing work to take place on the network without disrupting supplies to customers;

*    refurbishment of 11kV aluminum overhead lines;

* implementing a program of network improvements that improves the reliability of worst performing circuits;

* reordering the priorities of SWEB's capital expenditure program to focus on improving system reliability;

* implementation of a computerized telecontrol system, allowing the move to one centralized control center, providing a speedier, more accurate and reliable service to customers;

* continuous process improvement and training at our call center supported by new computerized information systems; and,

* monthly measurement of customer satisfaction through individual telephone surveys.

       An indication of the success of these initiatives on improving system reliability is in the number of minutes that the average customer is off supply (excluding major storms). In fiscal year 1999, this was 57.7 minutes per customer which compares with 72.3 minutes for fiscal year 1998, an improvement of 20%. Excellent progress has been made with the restoring of supplies within three hours where SWEB has exceeded the 90% target set by the Regulator with a total success rate of 93%.

Customers

       A high proportion of SWEB's distribution customers are domestic and smaller businesses. SWEB's fastest growing category of distribution customers are commercial customers, e.g. retail. Commercial activity of SWEB's customers is mostly service based and includes financial and business services, electronics and technology-related businesses. SWEB also distributes electricity to a number of larger industrial concerns in its Authorized Area. The principal activities of SWEB's largest distribution customers include china clay extraction, ship repair, fertilizer production, aerospace, defense engineering, cement and paper manufacturing. SWEB's 20 largest distribution customers in its Authorized Area accounted for 10% of total electricity distributed by SWEB in fiscal year 1999 in terms of units distributed, with no single customer exceeding 3% of total electricity distributed.

       The following table sets out details of SWEB's distribution customers, units distributed and distribution revenues.


                                               Distribution Business
------------------------------------------------------------------------------------------------------------------------

                                       Distribution Customers              Electricity Units Distributed   Revenues(4)
                                       ----------------------              -----------------------------   -----------
                                                  % of      5 year         Volume      % of     5 year         % of
                                   Number(1)      Total    CAGR(2)         Twh(3)      Total    CAGR(2)        Total
                                   --------       -----    -------         ------      -----    -------        -----
not more than 100kW...........      1,344,682     99.78      0.96%           8.8        62       1.45%           79
above 100kW to 1MW............          2,715      0.20      3.98            2.5        17       5.01            13
above 1MW.....................            250      0.02      3.55            2.9        21       1.22             8
                                   ----------    ------      ----           ----       ---       ----          ----
       Total                        1,347,647    100.00      0.97           14.2       100       1.97           100
                                   ==========    ======      ====           ====       ===       ====          ====
---------------
(1)   At March 31, 1999.
(2)   Represents the compound annual growth rate ("CAGR") for the period from April 1, 1994 through March 31, 1999.
(3)   In terawatt hours for fiscal year 1999.
(4)   For fiscal year 1999.

Distribution Facilities

       Electricity is transported across the National Grid transmission system at 400kV or 275kV to ten grid supply points connected to SWEB's distribution network, where it is transformed to 132kV and enters SWEB's distribution system. Substantially all electricity which enters SWEB's system is received at these ten grid supply points.

       At March 31, 1999, SWEB's electricity distribution network (excluding service connections to consumers) included overhead lines and underground cables at the operating voltage levels and approximate lengths as indicated in the table below:


                                                                             Overhead lines     Underground cables
Operating voltage:                                                           (Circuit miles)      (Circuit miles)
                                                                           ---------------     --------------------
132kV.................................................................             910                    37
33kV..................................................................           1,750                   577
11kV..................................................................          10,633                 3,982
6.6kV.................................................................              15                    77
480 or 415/240V......................................................            4,902                 6,950
                                                                                ------                ------
     Total...........................................................           18,210                11,623
                                                                                ======                ======

       In addition to the circuits referred to above, SWEB's distribution facilities also include approximately:
                                                                                                Aggregate Capacity
                                                                                                   (mega Volt-
                                                                                 Number             Amperes)
___________________________________________________________________________      ------         --------------------
Transformers:
-------------
132kV/lower voltages........................................................         91                5,040
33kV/11kV or 6.6kV..........................................................        535                7,652
11kV or 6.6kV/lower voltages (including 36,638 pole mounted transformers)        48,331                6,680

Substations:
-----------
132kV/33kV..................................................................         46
33kV/11kV or 6.6kV..........................................................        311
11kV or 6.6kV/415V or 240V..................................................     12,143

       Substantially all substations are owned in freehold, and most of the balance are held on leases which will not expire within 10 years.

       Operation and control of SWEB's distribution system is continuously monitored and coordinated from a control center located in Exeter. Electricity is received by customers at various voltages depending upon their requirements. At March 31, 1999, SWEB's distribution system was connected to over 1.3 million customers.

Supply Business

       On June 11, 1999, SWEB reached agreement to sell its supply business to London Electricity. The sale is subject to regulatory clearance. See Note 12 in the "Notes to the Consolidated Financial Statements".

       SWEB's supply business is selling electricity to end users, purchasing such electricity, primarily from the Pool, and arranging for its distribution to those end users. SWEB's supply business is comprised predominantly of supplying Regulated Supply Customers (largely domestic and small commercial). In fiscal year 1999, these customers accounted for approximately 49% of all units of electricity supplied by SWEB. Prices for supply of electricity to Regulated Supply Customers in a REC's Authorized Area are subject to Price Cap regulation until at least March 2000.

       The exclusive right for a REC to supply Regulated Supply Customers in its Authorized Area was phased out from September 1998. Each REC's Authorized Area was opened to competition in three phases. The first phase covered 10 percent of customers plus maximum demand and half-hourly metered customers. The second phase, approximately three months later, covered a further third of customers including the remaining business customers. Phase three covered the remaining domestic customers. The process took around six months in each REC's Authorized Area and has been completed for all RECs. From May 1999, all supply customers can choose their electricity supplier. SWEB's first phase commenced in November 1998, followed by phases two and three in February and May, 1999, respectively. Once a REC's Authorized Area opened to competition, it could compete in the Authorized Area of other RECs where competition had commenced, and vice versa. SWEB intends to maintain a significant share of these customers by providing superior service and competitive pricing.

       The Regulator has imposed a penalty on all RECs, including SWEB, relating to the delay in opening the remainder of the supply market to competition beyond the April 1998 deadline; the penalty imposed on SWEB did not have a material impact on earnings.

       The market to supply Unregulated Supply Customers has been fully competitive for some years, principally with other RECs and the major generators. Unregulated Supply Customers are typically supplied through individual contracts with a duration of one to two years with competitively bid or negotiated prices.


Strategy

       Since its acquisition by the Company, SWEB has completed a review of the supply market, established new goals for its supply business and adopted new strategies for achieving those goals. The key goals established are the retention of its current Regulated Supply Customers as supply customers following the opening of the market, and a profitable increase in SWEB's share of electricity supplied to Unregulated Supply Customers both inside and outside SWEB's Authorized Area.

       SWEB's strategy for retaining its Regulated Supply Customers is to build customer loyalty and to offer competitive prices. SWEB seeks to build customer loyalty by providing superior, responsive service in dealing with billing and other matters and providing other service enhancements.

       Initiatives in relation to the Regulated Supply Customers include:

*    a single-number, toll free, telephone service call center;

* improvements and enhancements to the billing and customer service system which will enable employees at the call center to act on or resolve customer billing and account inquiries on line during their calls; and

* increasing meter reads to reduce estimated readings. In the UK, most meters are located within buildings and meter readers are required to obtain access from occupants in order to read meters.

       SWEB's strategy for sales to Regulated Supply Customers outside its Authorized Area is to actively pursue high margin/low acquisition cost customers and respond to any request received for a quotation. SWEB's strategy for Unregulated Supply Customers both inside and outside its Authorized Area is to offer competitive pricing and build customer loyalty through superior service. Additional initiatives to support growth in market share in both the Supply Customer markets include:
                                      I-5

*    higher profile and more focused advertising campaigns;

*    the introduction of a business call center;

* increasing the number of proposals and bids made to customers, potential customers, brokers and agents;

* development of an integrated system for contract customer sales, electronic registration and marketing with full customer life-cycle management and tracking facilities; and

* further enhancement of a competitive price setting system used to determine appropriate contract supply prices.

 Regulated Supply Market

     Sales to Regulated Supply Customers during fiscal year 1999 represented 49% of total units supplied by SWEB and produced 57% of SWEB's total supply revenues.

       As discussed above, the exclusive right for a REC to supply Regulated Supply Customers in its Authorized Area has been phased out and SWEB intends to maintain a significant share of these customers by providing superior customer service and competitive pricing. As at May 31, 1999 SWEB had retained 98% of its Regulated Supply Customers. In fiscal year 1999, SWEB met or exceeded seven of the Regulator's eight standards of performance targets for services measured by the Regulator; it narrowly failed to meet a target for meter reading. By the end of fiscal year 1998, SWEB had moved from worst to best in a national ranking of RECs in respect of customer complaints to the Regulator and has maintained this position throughout fiscal year 1999.

Unregulated Supply Market

       In addition to competing for Unregulated Supply Customers in its Authorized Area, SWEB holds the required license to compete with RECs and other suppliers to provide electricity to Unregulated Supply Customers outside its Authorized Area. At the end of fiscal year 1999, SWEB had approximately 1,600 Unregulated Supply Customers, consisting primarily of large commercial and industrial accounts. Revenue from Unregulated Supply Customers during fiscal year 1999 accounted for 43% of total supply revenues.

SWEB's Ancillary Business Activities

       SWEB also has ancillary business activities that support its main electricity distribution and supply businesses, including electricity generation, energy purchasing, property and telecommunications. SWEB owns generating assets with 16 MW of capacity used to back up the distribution network as well as minority investments in windfarms, and a 7.69% interest in Teesside Power Limited, owner of a 1,875 MW combined cycle plant. SWEB also markets and develops property no longer used in the main electricity businesses. The energy purchasing business is ancillary to the supply business. Provided the sale of the supply business receives regulatory clearance, the energy purchasing business will cease.

Risk Management

       SWEB's distribution business does not involve the purchase and sale of electricity, and therefore SWEB's risk management efforts are focused on the supply business which is exposed to Pool price volatility.

       SWEB utilizes contracts to mitigate its exposure to Pool price volatility. These contracts allow the Company to effectively convert the majority of its anticipated Pool prices to fixed prices. The gains and losses on these contracts are deferred and recognized as electricity is purchased. Recently, a market has developed for trading these contracts in the United Kingdom. However, due to the immaturity of this market and the complexity of the existing contracts, it is not practicable to estimate the fair value of these contracts.

       The most common terms for supply to both Regulated and Unregulated Supply Customers contain fixed rates. SWEB is exposed to two principal risks associated with such terms: load shape risk (the risk associated with a shift in the customer's usage pattern, including absolute amounts demanded and timing of amounts demanded) and purchasing price risk (the cost of purchased electricity relative to the price received from the supply customer).

       SWEB employs risk management methods to maximize its return consistent with an acceptable level of risk. SWEB manages load shape risk by setting customer sales prices based on their expected load shape and including an additional premium to cover the risk of load shape variation. Variable volume energy purchasing contracts are also used when available at a competitive price. SWEB, through its energy purchasing business, manages purchasing price risk by employing a variety of risk management tools, including management of its supply contract portfolio, and other means which mitigate risk of future Pool price volatility.

       SWEB's ability to manage its purchasing price risk depends, in part, on the future availability of properly priced risk management mechanisms such as energy purchasing contracts. SWEB intends to purchase cover at competitive prices and constantly evaluates market conditions. No assurance can be given that an adequate, transparent market for such products will in fact be available and thus that contracts will be available at competitive prices.

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

       Possible adverse health effects of EMFs from various sources, including transmission and distribution lines, have been the subject of a number of studies and public discussion. Scientific research has not shown any causal link between EMFs and adverse health effects. UK standards for exposure to power frequency EMFs are those promulgated by the National Radiological Protection Board and relate to the levels above which non-reversible physiological effects may be observed. SWEB fully complies with these standards. However, there is the possibility that the future introduction and passage of legislation and change of regulatory standards would require measures to mitigate EMFs, with resulting increases in capital and operating costs. In addition, the potential exists for public liability with respect to lawsuits brought by plaintiffs claiming damages for adverse health effects caused by EMFs.

       SWEB believes that it has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against SWEB or the Company with respect to any environmental matter.

Employee Relations

       At March 31, 1999, SWEB had 2,618 employees (2,537 full time equivalent) and the Company had no employees. Of SWEB's employees, 95% are represented by labor unions. All SWEB employees who are not party to a personal employment contract are subject to one of two collective bargaining agreements. One is called The Electricity Business Agreement, which covered 2,400 employees at March 31, 1999 (2,319 full time equivalent); it may be amended by agreement between SWEB and the unions and is terminable with 12 months notice by either side. The other is called the SWEB Data Collection Services Agreement, which covered 93 employees at March 31, 1999 (93 full time equivalent); it may be amended by agreement between SWEB and the unions and is terminable by written notice (with no period specified) by either side. SWEB believes that its relations with its employees are favorable. Legal proceedings concerning the Electricity Supply Pension Scheme involving a company other than SWEB were taken. These proceedings may affect SWEB in the future. See "Item 3 - Legal Proceedings".

Item 2.       PROPERTIES

       SWEB has both network and non-network land and buildings.

Network Land and Buildings

       At March 31, 1999 SWEB had freehold and leasehold interests in approximately 12,000 network properties, comprising principally substation sites. The recorded cost of total network land and buildings at March 31, 1999 was (pound)75 million ($121 million).

Non-Network Land and Buildings

       At March 31, 1999 SWEB had freehold and leasehold interests in non-network properties comprising chiefly offices, former retail outlets, depots, warehouses and workshops and included the freehold of its principal executive offices in Bristol. The recorded cost of total non-network land and buildings at March 31, 1999 was (pound)35 million ($56 million).

       The number of properties in each category is:

                                              Freehold or
                                            Long Leasehold        Leasehold
                                            --------------        ---------
Depots........................................      18                 1
Offices.......................................       7                 -
Surplus property(1)...........................      38                12
---------
(1)......Largely unused retail sites (shops).

       SWEB markets and develops property no longer used in the main electricity businesses.

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

       The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered in June 1997. The High Court also granted the complainants leave to appeal to the Court of Appeal. The Court of Appeal hearing took place in October 1998, and its judgment was given in February 1999. While the complainants' appeal was successful, the Court of Appeal indicated that it may be possible to validate the employer's actions by a retrospective rule amendment. The Court of Appeal gave leave in principle for a subsequent appeal to the House of Lords (the UK Supreme Court), but also made arrangements for a further hearing held on May 25 and 26. The Court of Appeal declined to hear further arguments and told the parties that any outstanding matters would have to be addressed by the House of Lords. The parties agreed a form of order, stayed pending the further appeal, which contains a requirement for the amounts offset against the surplus, plus interest, to be paid into the pension fund. Until any further appeal is determined it is not known whether this case will have a material impact on SWEB's financial position or results of operations. It is unlikely a hearing will take place before the House of Lords earlier than Fall 2000. Therefore it is not practical to make an estimate of the exposure at the present time.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY

       There is no established public trading market for the Company's common stock, all of which is owned indirectly by Southern and PP&L.

Item 6.       SELECTED FINANCIAL DATA


                                                                 (In Millions)

                                                                                       Period from |
                                                                                        inception  |   Period from
                                                                                        (2) (June  |    April 1,
                                           Fiscal            Fiscal        Fiscal       23, 1995)  |     1995 to        Fiscal
                                            Year              Year          Year         to March  |    September        Year
                                          1999 (1)          1998 (1)      1997 (1)     31, 1996 (1)|   17, 1995         1995
                                         Successor         Successor     Successor      Successor  |   Predecessor    Predecessor
                                         ---------         ---------     ---------     ----------- |   -----------    -----------
                                                                                                   |
Operating Revenues from                                                                            |
   continuing operations........(pound) 261   $ 421     (pound) 245   (pound) 257    (pound) 144   |(pound) 122    (pound) 277
Net Income (Loss) from                                                                             |
   continuing operations (3)....         76     123             (27)           50             45   |         24             82
Total Assets....................      2,139   3,452           1,728         1,721          1,690   |        795            820
Long-term Debt..................        301     486             301           301              -   |         95             95
Preferred Securities (4)........         50      81              50            50              -   |          -              -
Common Dividend Declared........         70     113              34            37            191   |         75             30
-------------


(1)   Successor periods are not comparable to predecessor periods due to acquisition related adjustments (including the revaluation of assets and liabilities) and to increases in debt as a result of the acquisition.

(2)   The Company was incorporated on June 23, 1995, as a vehicle for the acquisition of SWEB. Effective control was gained on
      September 18, 1995 and designated as the acquisition date; the operating results of SWEB have been included in the Company's financial statements from that date. Given that SWEB represents substantially all of the current operations of the Company,
      SWEB is considered the "Predecessor" Company. The Company and its subsidiaries is considered the "Successor" Company.

(3)   The Net Loss in fiscal year 1998 is stated after a one-off windfall levy charge of (pound)90 million ($145million). The results for 1999 and 1998 have benefited from a decrease in UK income tax rates which served to reduce the Company's provision for deferred income taxes with a corresponding reduction in income tax expense of (pound)11 million ($18 million) and (pound)22 million ($36 million) respectively.

(4)   Company Obligated Mandatorily Redeemable Preferred Securities of Southern Investments UK Capital Trust I Holding Company
      Junior Subordinated Debentures. See Note 9 in the "Notes to the Consolidated Financial Statements".


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

       The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. The consolidated financial statements discussed in this Section are presented in accordance with US GAAP. Solely for the convenience of the reader, certain pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 1999 of $1.6140 = (pound)1.00; see Note 1 in the "Notes to the Consolidated Financial Statements".

INTRODUCTION

Background

       In 1995, the Company was incorporated as a vehicle for the acquisition of SWEB. In September 1995, the Company gained effective control of SWEB.

Significant Events

       On June 11, 1999, SWEB reached agreement to sell its supply business to London Electricity for consideration of (pound)160 million cash and the assumption of certain liabilities. This sale is subject to regulatory clearance. See Note 12 in the "Notes to the Consolidated Financial Statements". The Consolidated Statements of Income for all periods shown have been restated to reflect discontinued operations accounting for this business segment.

       In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures - see Note 9 to "Notes to the Consolidated Financial Statements". This arrangement reduces the net interest cost of the Company as reported in this Form 10-K, but has no impact at the Holdings UK group level.

       The UK government's 1998 Finance Act included a reduction in the rate of UK corporation tax from 31% to 30% effective April 1999. This decrease resulted in a reduction to SWEB's provision for deferred income taxes and a corresponding reduction in income tax expense of approximately (pound)11 million during fiscal year 1999.

       In July 1997 the Labour government presented its first budget which included a "one-off windfall levy on the excess profits of the privatized utilities". Based upon the legislation, SWEB's liability was assessed at (pound)90 million. The levy was paid in 1997 and 1998. The legislation also reduced the UK corporation tax rate from 33% to 31% effective April 1997. This decrease resulted in a reduction to the Company's provision for deferred income taxes and a corresponding reduction in income tax expense of approximately (pound)22 million during fiscal year 1998.

       In December 1998, the board of directors elected W. P. Bowers, who had been serving as Senior Vice President of marketing at Georgia Power, an affiliated company, as Chairman and Chief Executive of SWEB. He succeeded Gale Klappa, who has been appointed as Senior Vice President and President of Southern Energy's North America Group.

       Effective June 1, 1999, the board of directors elected Charl Oosthuizen, who had been serving as Assistant to the SWEB Chief Executive prior to taking up his most recent role as General Manager, Information Resources at SWEB, as Chief Financial and Accounting Officer of SWEB. He replaces Mike Harreld, who has been appointed as Senior Vice President and Controller of Southern Energy's North America Group, and Southern Energy Controller.

RESULTS OF OPERATIONS

Operating results from continuing operations

    Earnings

       Earnings in fiscal years 1999 and 1998 benefited from a decrease in the UK corporation tax rate which reduced the Company's provision for deferred income taxes by (pound)11 million and (pound)22 million respectively, as discussed in "Significant Events" above. Earnings in fiscal year 1998 were adversely affected by a (pound)90 million windfall levy assessed against SWEB.

       Operating income increased by (pound)12 million (11%) to (pound)122 million in the fiscal year 1999 from (pound)110 million in the fiscal year 1998. This increase is due to a (pound)7 million increase in operating income from ancillary businesses (net of eliminations), and a (pound)5 million increase in the distribution business.

       Operating income decreased by (pound)3 million (3%) to (pound)110 million in the fiscal year 1998 from (pound)113 million in the fiscal year 1997. This decrease is due to a (pound)2 million decrease in the distribution business, and a (pound)1 million decrease from ancillary businesses (net of eliminations).

       Net income from continuing operations increased by (pound)24 million (59%) to (pound)65 million in the fiscal year 1999 from (pound)41 million in the fiscal year 1998, before the effect of the tax rate change on deferred income taxes in fiscal years 1998 and 1999, and the windfall levy in fiscal year 1998. This increase was principally due to interest income on three US dollar loans made to Holdings UK in December 1998 (as discussed in Note 9 to "Notes to the Consolidated Financial Statements"), a gain on the sale of certain non-core assets, the increase in operating income discussed above, and a reduction to the income tax provision, which was prudently increased in fiscal year 1998 to cover possible disallowable items, following the resolution of some of these items in fiscal year 1999.

       Net income from continuing operations decreased by (pound)9 million (18%) to (pound)41 million in the fiscal year 1998, before the windfall levy and effect of the tax rate change on deferred income taxes, from (pound)50 million in the fiscal year 1997. This decrease was principally due to increased interest expense, a decrease in investment related income, and the decrease in operating income discussed above.

   Revenues

       Operating revenues increased by (pound)16 million (7%) to (pound)261 million in the fiscal year 1999 from (pound)245 million in fiscal year 1998 which had decreased by (pound)12 million (5%) from (pound)257 million in fiscal year 1997 as follows:



                                      Operating Revenues                  Operating Revenues
                                 Increase (Decrease) from the        Increase (Decrease) from the
                                       Fiscal Year 1998                    Fiscal Year 1997
                                    to the Fiscal Year 1999             to the Fiscal Year 1998
                                --------------------------------------------------------------------
                                    ((pound)millions, except %)              ((pound)millions, except %)
Electricity distribution............          19                                   (3)
Other(1)............................           5                                  (11)
Intra-business(2)...................          (8)                                   2
                                             ---                                 ----
Total operating revenues............          16                                  (12)
                                             ---                                 ----
Percentage change...................          7%                                 (5%)
-------------

(1) "Other" includes SWEB's ancillary activities as well as corporate items not allocated to distribution.

(2) Intra-business revenues relate to the elimination of intra-business revenues in consolidation.

       Two factors determine the amount of revenues produced by the distribution business: the unit price of the electricity distributed (which is controlled by the Distribution Price Control Formula) and the number of electricity units distributed. In July 1995, the Regulator announced the result of the distribution price review which was precipitated by certain market events in the UK electric utility industry. For SWEB, such announcement meant a real reduction of 11% in allowable distribution income for the twelve months from April 1, 1996, followed by an efficiency factor of X = 3% for each year thereafter. The number of units distributed depends on the demand of SWEB's customers for electricity. That demand varies based in part upon weather conditions and economic activity. Revenues from the distribution business increased by (pound)19 million (8%) to (pound)247 million for the fiscal year 1999 from (pound)228 million for fiscal year 1998 which had decreased by (pound)3 million (1%) from fiscal year 1997 as a result of the following factors:



                                                           Operating Revenues from                  Operating Revenues from
                                                          Electricity Distribution                 Electricity Distribution
                                                        Increase (Decrease) from the             Increase (Decrease) from the
                                                              Fiscal Year 1998                         Fiscal Year 1997
                                                           to the Fiscal Year 1999                  to the Fiscal Year 1998
                                                 -------------------------------------------------------------------------------
                                                           ((pound)millions, except %)                ((pound)millions, except %)
Application of Distribution Price Control Formula..........           7                                        (2)
Sales growth...............................................           4                                         1
Other revenue attributable to distribution business........           8                                        (2)
                                                                   ----                                       ---
Total distribution revenues................................          19                                        (3)
                                                                   ----                                       ---
Percentage change..........................................           8%                                       (1%)

       Revenues from "other" increased by (pound)5 million (11%) to (pound)49 million in the fiscal year 1999 from (pound)44 million for the fiscal year 1998. The increase was principally due to the setting up of an energy purchasing business in April 1998 to manage the purchase price risk of the supply business, and to higher revenue from the Information Resources business which was primarily due to the Year 2000 project. This was partly offset by lower reported sales in the gas retailing business due to a restructuring of that business, including a teaming arrangement with another organization effective from October 1997. In addition, due to the commencement of competition for Regulated Supply Customers which began in SWEB's Authorized Area in November 1998, and the uncertainty of recoverability of an element of the unbilled revenue receivable, management reflected, as a corporate item, a (pound)9 million revision to this balance during fiscal year 1999.

       Revenues from "other" decreased by (pound)11 million (20%) to (pound)44 million in the fiscal year 1998 from (pound)55 million for the fiscal year 1997. The decrease was principally due to the lower activity in the gas retailing business as discussed above.

       Intra-business eliminations for fiscal year 1999 increased by (pound)8 million (30%) from fiscal year 1998 which decreased by (pound)2 million (7%) from fiscal year 1997. The increase in fiscal year 1999 was primarily due to higher internal charges from the Information Resources business relating to Year 2000 project costs.

   Cost of Sales

       Cost of sales decreased by (pound)3 million (16%) to (pound)16 million in the fiscal year 1999 from (pound)19 million in the fiscal year 1998. The decrease principally arose from lower reported sales in the gas retailing business.

       Cost of sales decreased by (pound)18 million (49%) to (pound)19 million in the fiscal year 1998 from (pound)37 million in the fiscal year 1997. The decrease principally arose from lower volumes in the gas retailing business.

   Operating Expenses

       Operating expenses increased by (pound)7 million (6%) to (pound)123 million in the fiscal year 1999 from (pound)116 million in the fiscal year 1998. The increase was principally due to a (pound)5 million increase in depreciation and amortization, a (pound)3 million increase in maintenance costs, partly offset by a (pound)1 million decrease in selling, general and administrative expenses.

       Operating expenses increased by (pound)9 million (8%) to (pound)116 million in the fiscal year 1998 from (pound)107 million in the fiscal year 1997. The increase was principally due to a (pound)7 million increase in selling, general and administrative costs, a (pound)3 million increase in depreciation and amortization, partly offset by a (pound)1 million decrease in maintenance costs. The increase in selling, general and administrative costs is primarily due to the activities and restructuring of the gas retailing business.

   Interest Income from Affiliated Companies

       Interest income, net of amortization of associated premium, from affiliated companies was (pound)6 million in fiscal year 1999. There was no interest income from affiliated companies in fiscal years 1998 and 1997. This interest relates to three US dollar loans totaling $584 million ((pound)351 million) made to Holdings UK in December 1998 - see Note 9 to "Notes to the Consolidated Financial Statements".

   Interest Expense

       Interest expense increased by (pound)3 million (6%) to (pound)55 million in the fiscal year 1999 from (pound)52 million in the fiscal year 1998. This increase is largely due to increased short term borrowings to finance the first and second installments of the windfall levy, paid in the third quarters of fiscal years 1998 and 1999, respectively.

       The weighted average balance of debt outstanding during the fiscal year 1999 was (pound)686 million at a weighted average interest rate of 7.9% compared to (pound)654 million at 7.9% during the fiscal year 1998. The increase in the average level of debt is primarily due to financing the windfall levy payments.

       Interest expense increased by (pound)5 million (11%) to (pound)52 million in the fiscal year 1998 from (pound)47 million in the fiscal year 1997. This was caused by an approximate 1% increase in bank borrowing rates during the fiscal year 1998, the increase in debt as described above and the replacement of short term debt with higher margin long term debt.

   Investment Income

       Investment income decreased by (pound)4 million (44%) to (pound)5 million in the fiscal year 1999 from (pound)9 million in the fiscal year 1998, which increased by (pound)3 million (50%) from (pound)6 million in the fiscal year 1997. The movements are mainly due to the timing of dividends from an investment in a generating plant.

   Gain on Sale of Assets

     The gain on sale of assets of(pound)7 million in fiscal year 1999 was due to the sale of certain non-core assets.

   Gain on Sale of Investments

       The (pound)6 million gain in the fiscal year 1997 related principally to additional proceeds of (pound)4 million relating to the demerger of the PSB associated with the sale of NGG and the sale by SWEB of its interest in a cable television and telecommunications company.

Operating results from discontinued operations

       On June 11, 1999, SWEB reached agreement to sell its supply business to London Electricity. This sale is subject to regulatory clearance. See Note 12 in the "Notes to the Consolidated Financial Statements".

       As a result of the above, the supply business has been treated as a discontinued activity. The supply business is selling electricity to end users, purchasing such electricity, and arranging for its distribution to those end users.

       Two factors determine the amount of revenues produced by the supply business: the unit price of the electricity supplied and the number of electricity units supplied. From April 1998 the unit price of electricity supplied to Regulated Supply Customers in a REC's Authorized Area is subject to Price Cap regulation; until March 1998, it was controlled by the Supply Price Control Formula.

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

       Revenues from the supply business increased by (pound)34 million (5%) to (pound)740 million for the fiscal year 1999 from (pound)706 million for the fiscal year 1998. The number of electricity units supplied in the fiscal year 1999 increased by 12%, which mainly arose from a 58% increase in units supplied to Unregulated Supply Customers outside SWEB's Authorized Area. Although units supplied to Regulated Supply Customers increased by 4%, revenues remain unchanged mainly due to a reduction in the fossil fuel levy, which is passed through to customers, together with a 3% tariff reduction.

       Revenues from the supply business decreased by (pound)82 million (10%) to (pound)706 million for the fiscal year 1998 from (pound)788 million for the fiscal year 1997. The number of electricity units supplied in the fiscal year 1998 decreased by 10%, which mainly arose from a reduction in units supplied to Unregulated Supply Customers. In addition to units supplied reducing, revenues were also reduced due to a reduction in the fossil fuel levy for the fiscal year 1998. Revenues from Regulated Supply Customers reduced by 5% mainly due to the reduction in the fossil fuel levy, together with a reduction in allowable income as set by the Supply Price Control Formula.

Future Earnings Potential

       The results of operations for the past three years are not necessarily indicative of future earnings potential. On June 11, 1999, SWEB reached agreement to sell its supply business to London Electricity. This sale is subject to regulatory clearance. See Note 12 within the "Notes to the Consolidated Financial Statements". The level of future earnings also depends on numerous factors including the outcome of the current and future distribution price reviews.

       The largest portion of SWEB's operating income is derived from its distribution business - the operation and maintenance of the electricity distribution network in its Authorized Area in the southwest of England. SWEB is the only distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWEB's Authorized Area. Distribution revenues are subject to price-cap regulation. Current regulation is expected to continue until March 2000. A regulatory review has commenced which will determine the regulation to apply thereafter; the final outcome of this review is expected to be announced by the Regulator in November 1999.

       There are currently a number of issues which impact the electricity industry and which are the subject of discussion and consultation papers. The principal ones are:

(i) In March 1998 the government published a discussion paper ("Green Paper") on the regulation of the water, electricity, gas and telecommunications utilities within the UK entitled "A Fair Deal for Consumers: Modernizing the Framework for Utility Regulation". The government's stated objective for the review is to set a long term stable framework for utilities which is seen to be fair by all the interested groups involved. The guiding principles are that regulation must be transparent, consistent and predictable. In July 1998 the government announced its conclusions on reform of utility regulation. Key decisions include merging the electricity and gas regulators, the retention of the RPI - X approach to regulation, social and environmental actions to be issued by Ministers, and greater transparency. These proposals will be the subject of new legislation as soon as Parliamentary time permits. In October 1998 the government published their proposals in two areas for consultation. The two documents are "The Future of Gas and Electricity Regulation" and "Consumer Councils". The government is currently considering the responses received.

(ii) In May 1998 the Director General of Electricity Supply (the "Regulator") issued a consultation paper concerning the separation of businesses in the context of the reviews of the price controls post 2000. It is the Regulator's view that full separation of supply and distribution would be desirable. However, he recognizes that it is likely that interim arrangements will be necessary. The Regulator published further consultation papers on separation of the businesses in November 1998 and May 1999. He remains of the view that full separation between supply and distribution is desirable. However, the papers acknowledge that, for certain unspecified shared services, an interim exemption may be allowed. Discussions are continuing.

(iii) In October 1997 the government's Minister for Science, Energy and Industry invited the Regulator to consider how a review of electricity trading arrangements might be undertaken. In July 1998 the Regulator published a proposals document describing new market based trading arrangements for electricity. In October 1998 the government accepted these proposals. The proposals envisage market-based trading arrangements more like those in commodity markets elsewhere. Forwards and futures markets would operate up to several years ahead, evolving in response to demand. A voluntary short-term bilateral market is proposed to enable "fine tuning" of contract positions. The system operator will be responsible for balancing generation and demand from about four hours before each half-hour trading period. Suppliers and generators will be charged an imbalance fee for differences between their contractual and physical positions by the System Operator. The proposals document sets a target date of April 2000 for the introduction of these new arrangements. In November 1998 the Regulator published a Framework Document setting out how a program for the delivery and implementation of new electricity trading arrangements will be taken forward.

(iv) The current distribution and supply price control reviews, expected to be effective April 2000.

      As these papers and review are only consultative at this time, it is not possible for the Company to determine the impact until after such issues have been finalized by the government, and firm proposals are made by the Regulator. In relation to separation, SWEB's supply business and associated staff will be employed by London Electricity once the sale of SWEB's supply business has been completed. These staff will continue to occupy SWEB's buildings along with distribution business staff for the immediate future. Depending on the outcome of the Regulator's review and the detailed agreements between SWEB and London Electricity, there will be costs involved for physically separating the business.

      The supply market has been undergoing change and is now fully open to competition as discussed in Item 1 "Business - SWEB's Main Businesses - Supply Business".

      Until March 2000, a REC has the exclusive right to provide meter operation, data collection, and data aggregation services to non half-hourly metered customers (generally residential and small businesses) in its Authorized Area. From April 2000, competitive market pricing will be introduced and suppliers, on behalf of non half-hourly metered customers, will be able to contract these services from any company holding an appropriate license. SWEB does not expect the introduction of competition to have a significant impact on future earnings. Competitive market pricing already exists for operations related to the metering of network connections to half-hourly metered customers.

      A possible further impact on future earnings is a court ruling related to a pension matter. See Note 2 in the "Notes to the Consolidated Financial Statements" herein for discussion of this matter. Additionally, other contingencies, including the possibility of changes in the valuation of the Teesside contract, and other matters that may affect future earnings potential, are discussed in Notes 3 and 4.

Year 2000

     Year 2000 Challenge

      In order to save storage space, computer programmers in the 1960s and 1970s shortened the year portion of date entries to two digits. Computers assumed, in effect, that all years began with "19". This practice was widely adopted and hard-coded into computer chips and processors found in some equipment. This approach, intended to save processing time and storage space within computers, was used until the mid-1990s. Unless corrected before the Year 2000, affected software systems and devices containing a chip or microprocessor with date and time functions could incorrectly process dates or the systems may cease to function.

      SWEB depends on complex computer systems for many aspects of its operations, which is primarily the distribution of electricity, as well as other business support activities. SWEB's goal is to have critical devices or software that are required to maintain operations to be Year 2000 ready by June 1999. Year 2000 ready means that a system or application is determined suitable for continued use through the Year 2000 and beyond. Critical systems include, but are not limited to, control center computer systems, customer service systems, and telephone switches and equipment.

     Year 2000 Program and Status

      SWEB's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated what it believes to be adequate resources to address the issue. An executive steering committee reviews Millennium Project progress on a regular basis, and Southern receives periodic updates and progress reports.

      SWEB's Millennium Project is divided into two phases. Phase 1 began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in July 1997. Phase 2 consists of testing and remediating high priority systems and devices. Also, contingency planning is included in this phase. Phase 2 is on target for completion by the end of June 1999. The Millennium Project will continue to monitor the affected computer systems, devices, and applications into the Year 2000.

     Year 2000 Costs

      Current projected costs of SWEB's Year 2000 readiness are approximately (pound)15 million. These costs include labor necessary to identify, test and renovate affected devices and systems. From its inception through March 31, 1999, the Year 2000 program costs amounted to (pound)10 million.

     Year 2000 Risks

      SWEB is implementing a detailed process to minimize the possibility of service interruptions related to the Year 2000. SWEB believes, based on current tests, that the system can provide customers with electricity. These tests increase confidence, but do not guarantee error-free operations. SWEB is taking what it believes to be prudent steps to prepare for the Year 2000, and it expects any interruptions in service that may occur to be isolated and short in duration.

      SWEB has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices are in progress. SWEB is also assessing risks associated with critical assets. Following risk assessment, SWEB is preparing contingency plans as appropriate and is participating with the UK Electricity Industry.

      SWEB is currently reviewing the Year 2000 readiness of material third parties which provide goods and services crucial to SWEB's operations. Among such critical third parties are the NGG, telecommunications, water, and other suppliers. There is some risk associated with representations by third parties regarding their readiness and completion of their own Year 2000 related work. Contingency plans based on the assessment of each third party's ability to continue supplying critical goods and services to SWEB are being developed.

      There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their Year 2000 issues.

     Year 2000 Contingency Plans

      SWEB is skilled at using contingency plans in unusual circumstances because of experience with storms. As part of Year 2000 business continuity and contingency planning, SWEB is drawing on that experience to make risk assessments and is developing additional plans to deal specifically with situations that could arise relative to Year 2000 challenges. SWEB is identifying critical operational locations, and key employees will be on duty at those locations during the Year 2000 transition. In September 1999, drills are scheduled to be conducted to test contingency plans. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur isolated and short in duration.

      SWEB is participating with the rest of the UK Electricity Industry and also with other utilities (water, telecommunications and gas) through the Year 2000 Utilities Interest Group where the focus now is very much on contingency planning.

      The material in this section constitutes forward looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. There can be no assurance that the actual results of the Company, its suppliers, or other third party dependencies will not materially differ from expectations.

European Monetary Union

      In January 1999, 11 European Union countries formed an economic and monetary union and started using a single currency - the Euro. The UK did not join at this time, but the UK government has indicated that it might in the future. Some suppliers and possibly customers may be affected by the introduction of the Euro, which may have a possible impact on SWEB. Currently, SWEB is assessing the requirements for the potential introduction of the Euro. The cost of conversion to Euro compatible systems could have a material impact on the Company's earnings.

New Accounting Standard

      The Financial Accounting Standards Board ("FASB") has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement was originally scheduled to be adopted for fiscal years beginning after June 15, 1999. However, in response to requests from entities and their auditors for more time to study, understand, and implement the provisions of the statement, the FASB has issued an exposure draft which proposes to defer the effective date of the statement to fiscal years beginning after June 15, 2000. The Company is in the process of quantifying the impact of adopting this statement on its financial statements; the adoption could increase volatility in earnings and other comprehensive income.

FINANCIAL CONDITION

Overview

       The Company's financial condition continues to remain strong. Excluding interest income on the inter-company loan between the Company and Holdings UK, Income Before Income Taxes has remained at approximately the same level for the last three fiscal years. SWEB's operating income is predominantly from the distribution business and this will continue after the sale of the supply business has been completed. During the fiscal year 1999 SWEB incurred expenditure of approximately (pound)75 million on property, plant, and equipment, largely in respect of the distribution network. This compared with (pound)81 million during fiscal year 1998. The funds required for such additions were derived primarily from operations. It is expected that SWEB's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

       Demand for electricity in Great Britain, in general, and in SWEB's Authorized Area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. SWEB balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

       The Company's main investment and only significant asset is the entire share capital of SWEB. The Company is primarily dependent upon dividends from SWEB for its cash flow. SWEB can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its supply and distribution businesses as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at SWEB to allow for reasonable and necessary dividends from SWEB, through operations, to be distributed to the Company. In the UK, the Accounting Standards Board is currently reviewing the treatment of deferred income tax accounting. If full provision for deferred tax were required, SWEB's distributable reserves could be eliminated. In addition, in March 1999, the Regulator proposed a variation to the licenses under which all RECs (including
SWEB) operate such that the directors of a REC must certify to the Regulator that it is reasonably foreseeable that the REC will not breach any of its license conditions if it declares a dividend. This variation is currently subject to further discussion. SWEB has no reason to believe that a breach of its license would flow from declaring a reasonable dividend.

Derivative Financial Instruments

       The Company is exposed to market risks, including changes in interest rates, currency exchange rates, and certain commodity prices. To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets and enters into various derivative transactions for other material exposures pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. The Company's policy is that derivatives are to be used only for hedging purposes. Derivative positions are monitored using techniques that include market value and sensitivity analysis.

       The Company utilizes interest rate swaps to hedge certain debt obligations. These swaps hedge specific debt issuances and currently qualify for hedge accounting. Consequently, the interest rate differential associated with the swap is reflected as an adjustment to interest expense over the life of the instruments.

       If the Company sustained a 100 basis point change in interest rates for all variable rate debt in all currencies, the change would affect annualized interest expense by approximately (pound)1 million (1%) on (pound)117 million of variable rate debt as at March 31, 1999. Based on the Company's overall interest rate exposure at March 31, 1999, including derivative and other interest rate sensitive instruments, a 100 basis point change in interest rates would not materially affect the consolidated financial statements.

       Currency swaps and forward agreements are also utilized by the Company to hedge US dollar denominated debt. These swaps offset the dollar cash flows, thereby effectively converting debt to the pound. Gains and losses related to qualified hedges of foreign currency firm commitments are deferred and included in the basis of the underlying transactions. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses to that point continue to be deferred and are included in the basis of the underlying transaction.

       For all derivative financial instruments, the Company is exposed to losses in the event of nonperformance by counterparties to such derivative financial instruments. The Company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the Company's exposure to counterparty credit risk. The Company is not aware of any counterparties to financial derivatives that will fail to meet their obligations.

       The Company has derivative financial instruments with an affiliate, Holdings UK. See "Financing Activities" in Note 9 to "Notes the Consolidated Financial Statements".

       FASB has issued Statement No. 133 relating to the accounting for derivative financial instruments. This could have a material impact on the Company's accounting for its derivative financial instruments and Net Income - See "New Accounting Standard" above.

Financing Activities

       In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures see Note 9 to "Notes to the Consolidated Financial Statements". This arrangement reduces the net interest cost of the group as reported in this Form 10-K, but has no impact at the Holdings UK group level.

       The Company has a US commercial paper program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, under which the maximum available is $520 million. At March 31, 1999 the amount unutilized under these facilities was $118 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

       SWEB actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At March 31, 1999 the Company and SWEB together had short-term debt of (pound)399 million ($643 million) outstanding ($250 million from a swingline and revolving credit facility, and $393 million in other short-term loans).

      To meet short-term cash needs and contingencies, the Company and SWEB together had at March 31, 1999 approximately (pound)3 million of cash and (pound)5 million of unutilized committed lines of credit with banks. Also available was $118 million of the swingline and revolving credit facility mentioned above.

     Excluding swap agreements between the Company and Holdings UK, at March 31, 1999, the Company and SWEB have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totaling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totaling (pound)350 million.

Cautionary Statement Regarding Forward-Looking Information

       The Company's 1999 Annual Report Form 10-K contains forward-looking and historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory issues (such as the results of the current review of regulation, and the results of the distribution price review scheduled to take effect April 1, 2000); potential business strategies, including acquisitions or dispositions of assets or internal restructuring that may be pursued by the Company or its subsidiaries; Year 2000 issues; the potential introduction of the Euro; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors discussed herein and in other reports filed from time to time by the Company with the SEC.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Reference is made to information in Item 1 "Business Risk Management" above, and in the Company's "Management's Discussion and Analysis - Derivative Financial Instruments" above, and to Notes 1 and 7 in the "Notes to the Consolidated Financial Statements" under the heading "Financial Instruments" contained herein.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  Southern Investments UK plc and Subsidiaries

                 Index to the Consolidated Financial Statements

                                                                                                              Page

     Management's Report..................................................................................... II-13
     Report of Independent Public Accountants................................................................ II-14
     Consolidated Statements of Income....................................................................... II-15
     Consolidated Statements of Changes in Stockholder's Equity.............................................. II-16
     Consolidated Statements of Cash Flows................................................................... II-17
     Consolidated Balance Sheets............................................................................. II-18
     Notes to the Consolidated Financial Statements.......................................................... II-20


                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES

                               MANAGEMENT'S REPORT
                               1999 Annual Report

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







/s/ Richard J. Pershing                  /s/ D. Charl S. Oosthuizen
Richard J. Pershing                      D. Charl S. Oosthuizen
Chief Executive Officer                  Chief Financial and Accounting Officer


June 23, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of Southern Investments UK plc:


       We have audited the accompanying consolidated balance sheets of SOUTHERN INVESTMENTS UK plc (the "Company" being a company incorporated in England and Wales) and SUBSIDIARIES as of March 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholder`s equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Investments UK plc and subsidiaries as of March 31, 1999 and 1998 and the consolidated results of its operations, changes in stockholder's equity and cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles in the United States.





/s/ ARTHUR ANDERSEN
ARTHUR ANDERSEN
Bristol, England


June 23, 1999

                                SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
                             FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997

                                   CONSOLIDATED STATEMENTS OF INCOME

                                             (In Millions)

                                                             1999                1998          1997
                                                             ----                ----          ----
                                                                 (Note 1)

OPERATING REVENUES                              (pound) 261         $421   (pound) 245   (pound) 257
COST OF SALES                                            16           26            19            37
                                                      -----         ----         -----         -----
GROSS MARGIN                                            245          395           226           220
                                                      -----         ----         -----         -----

OPERATING EXPENSES:
    Maintenance                                          37           60            34            35
    Depreciation and amortization                        51           82            46            43
    Selling, general and administrative                  35           56            36            29
                                                      -----         ----         -----         -----
              Total operating expenses                  123          198           116           107
                                                      -----         ----         -----         -----

OPERATING INCOME FROM
    CONTINUING OPERATIONS                               122          197           110            113
                                                      -----         ----         -----         ------

OTHER INCOME (EXPENSE):
    Interest income                                       1            2             2             2
    Interest income from affiliate
       companies                                          6           10             -             -
    Interest expense                                    (55)         (89)          (52)          (47)
    Investment income                                     5            8             9             6
    Gain on sale of assets                                7           11             -             -
    Gain on sale of investments                           -            -             -             6
                                                      -----         ----         -----         -----
              Total other income (expense)              (36)         (58)          (41)          (33)
                                                      -----         ----         -----         -----

INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME
    TAXES                                                86          139            69            80

PROVISION FOR INCOME TAXES:
    Customary                                           (21)         (34)          (28)          (30)
    Effect of change in tax rates (Note 6)               11           18            22             -
    Windfall levy (Note 6)                                -            -           (90)            -
                                                      -----         ----         -----         -----

NET INCOME (LOSS) FROM
   CONTINUING OPERATIONS                                 76          123           (27)           50

INCOME FROM DISCONTINUED
   OPERATIONS, net of income tax effect
   of (pound)5 ($8), (pound)5 and (pound)2,
   respectively (Note 12)                                11           18            12             5
                                                      -----         ----         -----         -----

NET INCOME (LOSS)                                (pound) 87         $141   (pound) (15)   (pound) 55
                                                      =====         ====         =====         =====


           The accompanying notes are an integral part of these consolidated statements.

                                SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
                             FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                      (In Millions)

                                                     Number of                   Retained         Total
                                                      Ordinary       Share       Earnings/    Stockholder's
                                                       Shares       Capital     (Deficit)(2)      Equity
                                                   ----------------------------------------------------------

Balance, March 31, 1996                                 500   (pound) 500  (pound) (132)   (pound) 368

   Net income                                             -             -            55             55
   Dividends declared on common stock                     -             -           (37)           (37)
                                                      -----         -----        ------          -----

Balance, March 31, 1997                                 500           500          (114)           386

   Net loss (1)                                           -             -           (15)           (15)
   Dividends declared on common stock                     -             -           (34)           (34)
                                                      -----         -----        ------          -----
Balance, March 31, 1998                                 500           500          (163)           337

   Issue of share capital                               402           402             -            402
   Net income                                             -             -            87             87
   Dividends declared on common stock                     -             -           (70)           (70)
                                                      -----         -----        ------          -----

Balance, March 31, 1999                                 902   (pound) 902   (pound)(146)   (pound) 756
                                                      =====         =====        ======          =====
-------------

  (1)  The Net Loss is stated after a one-off windfall levy charge of(pound)90 million.

  (2)  The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of SWEB's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a "one-off windfall levy on the excess profits of the privatized utilities"; SWEB's liability was assessed at
       (pound)90 million.





              The accompanying notes are an integral part of these consolidated statements.

                                SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
                              FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (In Millions)

                                                                                 1999              1998         1997
                                                                                 ----              ----         ----
                                                                                     (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                (pound)  87       $ 141 (pound) (15) (pound)  55
                                                                          -----       -----       ------       -----
   Adjustments to reconcile net income to net cash provided
       from operating activities:
     Depreciation and amortization                                           47          76          54           43
     Changes in assets and liabilities:
      Receivables, net                                                        2           3          33          (17)
      Accounts payable                                                       (6)        (10)        (10)           3
      Income taxes, accrued/deferred                                        (32)        (51)         36           23
      Other, net                                                            (11)        (18)        (38)         (48)
                                                                          ------      ------      -----        -----
        Total adjustments                                                     -           -          75            4
                                                                          -----       -----       -----        -----
        Net cash provided from operating activities                          87         141          60           59
                                                                          -----       -----       -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (75)       (121)        (81)         (70)
   Proceeds from sales of assets                                             10          16           2            5
   Proceeds from sales of investments                                         2           3           1           17
                                                                          -----       -----       -----       ------
        Net cash used for investing activities                              (63)       (102)        (78)         (48)
                                                                         ------      ------       -----       ------

CASH FLOWS FROM financing ACTIVITIES:
   Proceeds from issuance of bonds                                            -           -           -          300
   Change in short term borrowings                                           37          60          79         (366)
   Issue of share capital                                                   402         649           -            -
   Loans to affiliated company                                             (351)       (567)          -            -
   Payment of premium in respect of loans to affiliated
       company and related hedges                                           (42)        (68)          -            -
   Issue of mandatorily redeemable preferred securities                       -           -           -           50
   Payment of dividends                                                     (70)       (113)        (59)         (12)
                                                                          ------      ------     ------       ------
        Net cash (used for) provided from financing activities              (24)        (39)         20          (28)
                                                                          ------      ------     ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                 -           -           2          (17)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                                                        5           8           3           20
                                                                          ------      ------      ------      ------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            (pound)    5      $    8  (pound)  5   (pound) 3
                                                                          ======      ======      ======      ======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:

    Interest (net of amount capitalized)                            (pound)   54      $   87(pound)   51(pound)   48
                                                                          ======      ======      ======      ======
    Income taxes:
       Customary                                                               2           3          20          11
       Windfall levy (Note 6)                                                 45          73          45           -
                                                                          ------      ------      ------      ------
       Total cash paid for income taxes                             (pound)   47      $   76(pound)   65(pound)   11
                                                                          ======      ======      ======      ======





             The accompanying notes are an integral part of these consolidated statements.




                                           SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                               AT MARCH 31, 1999 and 1998


                                                      (In Millions)

                                 ASSETS                                                      1999                       1998
______________________________________________________________________________   _____________________________       ___________

                                                                                                     (Note 1)

PROPERTY, PLANT, AND EQUIPMENT                                                 (pound) 1,452         $ 2,344      (pound) 1,389
    Less accumulated depreciation                                                        151             244                109
                                                                                     -------        --------             ------
                  Property, plant, and equipment, net                                  1,301           2,100              1,280
                                                                                     -------        --------             ------

OTHER ASSETS:
   Investments                                                                            16              26                 17
   Prepaid pension cost (Note 2)                                                         134             216                116
   Goodwill, net of accumulated amortization of (pound)16 ($26) at March
       31, 1999 and(pound)11 at March 31, 1998                                           167             270                172
   Loans to affiliated company                                                           351             566                  -
   Premium in respect of loans to affiliated company and related hedges, net of accumulated amortization of (pound)3 ($5) at March
       31, 1999                                                                           39              63                  -
                                                                                     -------        --------             ------
                  Total other assets                                                     707           1,141                305
                                                                                     -------        --------             ------

CURRENT ASSETS:
    Cash and cash equivalents                                                              5               8                  5
    Investments                                                                           15              24                 17
    Receivables:
       Customer accounts, less provision for uncollectables of (pound)10
           ($16) at March 31, 1999 and (pound)9 at March 31, 1998                         80             129                 85
       Other                                                                              17              27                 14
                                                                                     -------        --------             ------
                  Receivables, net                                                        97             156                 99
    Materials and supplies                                                                 3               5                  4
    Prepaid expenses                                                                      11              18                 18
                                                                                     -------        --------             ------
                  Total current assets                                                   131             211                143
                                                                                     -------        --------             ------


 TOTAL ASSETS                                                                  (pound) 2,139        $  3,452       (pound)1,728
                                                                                     =======        ========             ======








        The accompanying notes are an integral part of these consolidated balance sheets.





                                                SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                                          AT MARCH 31, 1999 and 1998


                                                             (In Millions)

   STOCKHOLDER'S EQUITY AND LIABILITIES                                                      1999                       1998
_____________________________________________________________________________     ______________________________    ______________

                                                                                                     (Note 1)
STOCKHOLDER'S EQUITY:
    Common stock, (pound)1 par value, 902,128,735 and
    500,400,587 shares authorized, issued and
    outstanding at March 31, 1999, and March 31, 1998,
    respectively                                                                 (pound) 902          $ 1,456       (pound) 500
    Retained deficit                                                                    (146)            (236)             (163)
                                                                                     -------          -------           -------
              Total stockholder's equity                                                 756            1,220               337
                                                                                     -------          -------           -------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
    SOUTHERN INVESTMENTS UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
    SUBORDINATED DEBENTURES (Note 9)                                                      50               81                50

NON-CURRENT LIABILITIES:
    Long-term debt                                                                       301              486               301
    Deferred income taxes (Note 6)                                                       363              586               361
    Provision for loss contracts (Note 4)                                                 69              111                72
    Other                                                                                 36               58                46
                                                                                     -------          -------           -------
              Total non-current liabilities                                              769            1,241               780
                                                                                     -------          -------           -------

CURRENT LIABILITIES:
    Commercial paper                                                                      94              151                80
    Notes payable to banks                                                               273              439               248
    Notes payable to affiliated company                                                   25               40                25
    Other notes payable                                                                    7               13                10
    Accounts payable                                                                      44               74                50
    Accrued income taxes                                                                  48               73                82
    Unearned revenue                                                                       1                5                 4
    Accrued interest                                                                       9               15                 8
    Other                                                                                 63              100                54
                                                                                    --------          -------           -------
              Total current liabilities                                                  564              910               561
                                                                                    --------          -------           -------



TOTAL STOCKHOLDER'S EQUITY AND
   LIABILITIES                                                                (pound)  2,139          $ 3,452     (pound) 1,728
                                                                                    ========          =======           =======



         The accompanying notes are an integral part of these consolidated balance sheets.


                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

       The Company was incorporated as a public limited company under the laws of England and Wales on June 23, 1995 as a vehicle for the acquisition of South Western Electricity plc (together with its subsidiaries, "SWEB"). The effective date of acquisition was September 18, 1995. The Company is a wholly-owned subsidiary of Holdings. Holdings is a wholly-owned subsidiary of Holdings UK, which is owned indirectly by Southern and PP&L. Until July 1996, Holdings was an indirect wholly-owned subsidiary of Southern. In July 1996, Southern sold a 25 percent stake in Holdings to PP&L. In June 1998 Southern sold an additional 26 percent interest in Holdings to PP&L. This further sale increased PP&L's economic interest in Holdings to 51 percent. Subsequently in June 1998, shares in Holdings held by Southern and PP&L were exchanged for equivalent shares in Holdings UK. Under the terms of the agreement, Southern retains operational and management control of SWEB and the Holdings UK group. Southern continues to hold a majority of the voting shares in Holdings UK and appoints a majority of the board of directors.

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

       The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries and have been prepared from records maintained by SWEB in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company's ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method (Note 10).

       Solely for the convenience of the reader, certain pounds sterling amounts included in the financial statements have been translated into US dollars at the exchange rate of $1.6140 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1999. The following table sets out this rate for previous periods:

     Fiscal Year                                          Period end     Average (1)          High       Low
     -----------                                          ----------     -----------          ----       ---
                                                                        ($ per (pound)1.00)
        1995...............................................  1.55           1.58              1.64       1.53
        1996...............................................  1.53           1.53              1.56       1.50
        1997...............................................  1.64           1.59              1.71       1.49
        1998...............................................  1.68           1.65              1.69       1.61
        1999...............................................  1.61           1.65              1.70       1.60


(1) The average of the Noon Buying Rates in effect on the last business day of each month during the relevant period.

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

       Depreciation of the recorded cost of depreciable property, plant, and equipment is provided primarily by using composite straight-line rates, which approximate 3.2% per year (2.5% per year for depreciable utility plant in service). Upon the retirement or sale of assets, the costs of such assets and the related accumulated depreciation are removed from the balance sheet and the gain or loss, if any, is included in income.

Information Technology Consultancy and Development Costs

       Significant information technology ("IT") consultancy and development costs are capitalized when they become technologically feasible and are amortized over their estimated useful economic life from the date of first use. Other IT consultancy and development costs are charged to income in the period in which they are incurred. This policy was adopted effective October 1, 1995 as the Company embarked on a significant program of investment and will be incurring significant development costs which are fundamental to the future performance of the business and which will benefit the business for a number of years. The directors are of the opinion that in relation to the planned development costs to be incurred in the future, the policy followed by the Predecessor Company of writing off such costs to the Statement of Income does not give a fair reflection of the period over which the benefits will accrue. Prior to this change in accounting policy the Company expensed all IT consultancy and development costs as incurred. The effect of adopting this policy has resulted in the capitalization of (pound)8 million of costs in the fiscal year 1999, (pound)14 million of costs in the fiscal year 1998 and (pound)11 million of costs in the fiscal year 1997.

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

Investments

       The Company accounts for its current investments in accordance with SFAS No. 115, "Accounting for Investments for Certain Debt and Equity Securities". These investments represent investments in debt securities, which management classifies as available-for-sale securities in accordance with SFAS No. 115. The Company's long-term investments consist of investments accounted for using the cost method (Note 10).

Income Taxes

       SFAS No. 109, "Accounting for Income Taxes", requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences.

Comprehensive Income

       In fiscal year 1999, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting and display of comprehensive income and its components. The objective of the statement is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

       There were no items for inclusion in a consolidated statement of comprehensive income other than net income as shown on the condensed consolidated statements of income. Consequently, a consolidated statement of comprehensive income has not been included.

Financial Instruments

       Non-trading derivative financial instruments are used to hedge exposures to fluctuations in interest rates and foreign currency exchange rates. Gains and losses on qualifying hedges are deferred and recognized either in income or as an adjustment to the carrying amount when the hedged transaction occurs.

       The Company utilizes interest rate swaps and cross currency swaps to minimize borrowing costs by changing the interest rate and currency of the original borrowing. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps (see
Note 7).

2. RETIREMENT BENEFITS

       SWEB has two pension plans, a defined contribution plan and a defined benefit plan. In 1998, SWEB adopted FASB Statement No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". The measurement date is December 31 for each year.

Defined Contribution Plan

       The defined contribution plan was established in fiscal year 1994. The assets of the defined contribution plan are held and administered by an independent trustee. Contributions to the plan by SWEB on behalf of its employees were (pound)0.3 million ($0.5 million) for the fiscal year 1999, (pound)0.2 million for the fiscal year 1998 and (pound)0.1 million for the fiscal year 1997.

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Defined Benefit Plan

       SWEB participates in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the Electricity Supply Industry in the UK. Contributions to the plan by SWEB on behalf of its employees were (pound)0.3 million ($0.5 million) for the fiscal year 1999, (pound)0.3 for the fiscal year 1998 and (pound)0.6 million for the fiscal year 1997.

       Changes during the year in the projected benefit obligations and the fair value of the plan assets were as follows (in millions):

                                                                                    March 31, 1999             March 31, 1998
                                                                                    --------------             --------------
Change in projected benefit obligation
--------------------------------------
 Benefit obligation at beginning of year...........................         (pound) 542          $ 875     (pound) 529
 Service cost .....................................................                   7             11               7
 Interest cost.....................................................                  39             63              43
 Actuarial loss....................................................                  87            140               -
 Benefits paid.....................................................                 (36)           (58)            (37)
                                                                                 ------         -------           -----
 Benefit obligations at end of year................................         (pound) 639         $ 1,031     (pound) 542
                                                                                 ------         -------           -----

Plan Assets
-----------
 Fair value of plan assets at beginning of year....................         (pound) 701         $ 1,131     (pound) 641
 Actual return on plan assets......................................                 117             189              94
 Employee contributions............................................                   4               6               3
 Benefits paid.....................................................                 (36)            (58)            (37)
                                                                                 ------         -------           -----
 Fair value of plan assets at end of year..........................         (pound) 786         $ 1,268     (pound) 701
                                                                                 ------         -------           -----

Reconciliation of funded status
-------------------------------
 Funded status of plan.............................................         (pound) 147           $ 237     (pound) 159
 Unrecognized prior service cost...................................                   2               3               3
 Unrecognized net gain.............................................                 (15)            (24)            (46)
                                                                                 ------           -----           -----
 Prepaid pension cost in the Consolidated Balance Sheet............         (pound) 134           $ 216     (pound) 116
                                                                                 ------           -----           -----

       The components of the plan's net periodic income were as follows (in millions):

                                                                                Fiscal Year        Fiscal Year     Fiscal Year
                                                                                   1999                1998           1997
                                                                                   ----                -----          ----
 Service cost......................................................     (pound)  7       $  11 (pound)   7     (pound)   9
 Interest cost.....................................................             39          63          43              44
 Expected return on plan assets....................................            (60)        (97)        (60)            (57)
                                                                              ----       -----        ----            ----
 Gross benefit cost/(credit).......................................            (14)        (23)        (10)             (4)
 Employee contributions............................................             (4)         (6)         (3)             (4)
                                                                             -----       -----        ----            ----
 Net benefit cost/(credit).........................................            (18)        (29)        (13)             (8)
                                                                             -----       -----        ----            ----

       The assumptions used in the actuarial calculations were as follows:

                                                                             Fiscal Year        Fiscal Year       Fiscal Year
                                                                                1999               1998              1997
                                                                                ----               ----              ----
 Discount rate.....................................................            5.75%               7.50%             8.50%
 Expected rate of return on assets.................................            8.75%               9.50%             9.50%
 Rate of pay increase..............................................            4.00%               4.75%             5.75%


                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Pensions Contingency

       The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered in June 1997. The High Court also granted the complainants leave to appeal to the Court of Appeal. The Court of Appeal hearing took place in October 1998, and its judgment was given in February 1999. While the complainants' appeal was successful, the Court of Appeal indicated that it may be possible to validate the employer's actions by a retrospective rule amendment. The Court of Appeal gave leave in principle for a subsequent appeal to the House of Lords (the UK Supreme Court), but also made arrangements for a further hearing held on May 25 and 26. The Court of Appeal declined to hear further argument and told the parties that any outstanding matters would have to be addressed by the House of Lords. The parties agreed a form of order, stayed pending the further appeal, which contains a requirement for the amounts offset against the surplus, plus interest, to be paid into the pension fund. Until any further appeal is determined it is not known whether this case will impact SWEB significantly. It is unlikely a hearing will take place before the House of Lords earlier than Fall 2000. Therefore it is not practical to make an estimate of the exposure at the present time.

3. REGULATORY MATTERS

Distribution

       OFFER controls the revenues generated by SWEB in its distribution business by applying a price control formula, P + RPI -X, where P is the price level at the beginning of each new regulatory period, RPI is the change in the Retail Price Index and X is an adjustment factor determined by OFFER. X is currently 3%.

       The DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can require a one-time price adjustment. An initial review by the Regulator of allowable income in the distribution business led to a reduction of the price level by 14% for SWEB starting April 1995, followed by efficiency factors of X = 2% for each year until March 2000. In July 1995, the Regulator announced the result of a further distribution price review which was precipitated by certain market events in the UK electric utility industry. For SWEB, such announcement meant a real reduction of 11% in allowable distribution income for the twelve months from April 1996, followed by an efficiency factor of X = 3% for each year, before an allowed increase for inflation. The Regulator is currently undertaking the next DPCF review expected to become effective from April 2000.

Supply

       On June 11, 1999, SWEB reached agreement to sell its supply business to London Electricity. The sale is subject to regulatory clearance. See Note 12 in the "Notes to the Consolidated Financial Statements".

       Within the supply business, customers fall into the two categories of Unregulated and Regulated Supply Customers.

       Unregulated Supply Customers have been able to choose their supplier for some years. Regulated Customers are those customers who are not Unregulated Supply Customers and largely comprise domestic and small business customers. Prices charged to Regulated Supply Customers by a REC within its Authorized Area are controlled by regulation. Until March 1998, the calculation of the maximum supply charge was based on a SPCF, similar to the DPCF, plus an ability to pass through certain costs, principally the costs of energy purchases, transmission and distribution use of system charges. For the four-year period ending March 1998, an efficiency factor of X = 2% (before an allowed increase for inflation) was applied to SWEB, offset by an allowance for both unit and customer growth. From April 1998 supply business charges to Regulated Supply Customers within a REC's Authorised Area have been subject to a Price Cap instead of being based on the SPCF; the concept of pass through costs no longer applies.

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       Following the announcement by the Regulator in October 1997, in respect of the latest supply price review for Regulated Supply Customers effective from April 1998, SWEB has implemented a tariff reduction of 2.8% effective from that date. A further 3% reduction (before an allowed increase for inflation) will be implemented for fiscal year 2000. The Regulator is currently undertaking the next supply price review expected to become effective from April 2000.

       The exclusive right for a REC to supply Regulated Supply Customers in its Authorized Area was phased out from September 1998, and from May 1999, all supply customers can choose their electricity supplier. SWEB's first phase commenced in November 1998, followed by phases two and three in February and May, 1999, respectively. Once a REC's Authorized Area opened to competition, it could compete in the Authorized Area of other RECs where competition had commenced, and vice versa.

       The Regulator has imposed a penalty on all RECs, including SWEB, relating to the delay in opening competition to Regulated Supply Customers beyond the April 1998 deadline; the penalty imposed on SWEB did not have a material impact on earnings. The supply tariffs in fiscal years 1999 and 2000 represent maximum price restraints intended to protect each REC's Regulated Supply Customers, which it supplies within its Authorized Area.

4. COMMITMENTS AND CONTINGENT MATTERS

Power Purchase Agreements

       SWEB has entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1993. The contract sets escalating electricity purchase prices at predetermined levels. The Company has recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent Pool costs in that respective year. These costs have been discounted at an appropriate rate to their present value of (pound)69 million ($111 million) at March 31, 1999 and (pound)72 million at March 31, 1998. Over the past three years, the Pool prices have been less than anticipated when the accrual was recognized. The Company is continuing to review the trend of Pool prices and an adjustment to the provision may be required in the future. As part of the sale of the supply business it is anticipated that London Electricity will assume SWEB's obligations under the contract.

Operating Leases

       SWEB has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled (pound)6 million ($10 million) for the fiscal year 1999, (pound)5 million for the fiscal year 1998, and (pound)4 million for the fiscal year 1997.

At March 31, 1999, estimated minimum rental commitments for noncancelable operating leases were as follows (in millions):

      Fiscal year
       2000.......................................     (pound) 4       $  6
       2001.......................................             2          3
       2002.......................................             1          2
       2003.......................................             1          2
       2004.......................................             -          -
       2005 and thereafter........................             4          6
                                                            ----       ----
     Total minimum payment........................    (pound) 12       $ 19
                                                            ====       ====

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Business Segments
-----------------                                                             (in millions)

Fiscal Year                                   Distribution          Other        Eliminations          Consolidated
----------                                    ------------          -----        ------------          ------------
1999
----
Operating revenues                      (pound) 247   $ 399(pound)49     $ 79(pound)(35)   $ (57)   (pound)261    $ 421
Depreciation and Amortization                    45      72        6       10         -        -            51       82
Operating income                                111     180       12       19        (1)      (2)          122      197
Total assets employed at year-end             1,599   2,581      540      871         -        -         2,139    3,452
Capital expenditures                             70     113        3        5         -        -            73      118


1998
----
Operating revenues                           (pound) 228       (pound) 44      (pound) (27)           (pound) 245
Depreciation and Amortization                         39                7                -                     46
Operating income                                     106                4                -                    110
Total assets employed at year-end                  1,540              188                -                  1,728
Capital expenditures                                  78                4               (1)                    81


1997
----
Operating revenues                           (pound) 231       (pound) 55      (pound) (29)           (pound) 257
Depreciation and Amortization                         37                6                -                     43
Operating income                                     108                6               (1)                   113
Total assets employed at year-end                  1,481              240                -                  1,721
Capital expenditures                                  64                6               (1)                    69


  Distribution involves the transfer of electricity from the high voltage transmission system, and its delivery, across low voltage distribution systems, to consumers. Included in "Other" are ancillary business activities that generally support SWEB's distribution business, including electricity generation for standby purposes, property and telecommunications, as well as corporate items and assets not allocated to specific segments and energy purchasing. Interest expense and taxes are wholly allocated to "Other" and are disclosed in the Consolidated Income Statements. With the exception of total assets employed and capital expenditures, the values above exclude discontinued operation - see
Note 12.

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. INCOME TAXES

       Details of the income tax provisions are as follows (in millions):


                                                               Fiscal Year      Fiscal Year    Fiscal Year
                                                                  1999             1998           1997
                                                                  ----             ----           ----
   Total provision for income taxes:
         Customary:
            Currently payable                           (pound) 13     $ 21    (pound) 27     (pound) 21
            Deferred                                            13       21             6             11
                                                              ----     ----         -----           ----
                                                                26       42            33             32
         Effect of change in tax rates                         (11)     (18)          (22)             -
         Windfall levy                                           -        -            90              -
                                                              ----     ----         -----           ----
       Total income taxes charged to operations         (pound) 15     $ 24   (pound) 101     (pound) 32
                                                              ====     ====         =====           ====

       The decrease in customary income taxes from fiscal year 1998 to fiscal year 1999 is primarily due to a prudent increase to the income tax provision in fiscal year 1998 to cover possible disallowable items. In the fiscal year 1999, it has been possible to reduce the provision following the resolution of some of these items.

       The UK government's 1998 Finance Act included a reduction in the rate of UK corporation tax from 31% to 30% effective April 1999. This decrease resulted in a reduction to SWEB's provision for deferred income taxes and a corresponding decrease in income tax expense of approximately (pound)11 million, during fiscal year 1999.

         In fiscal year 1998, the UK corporation tax rate was reduced from 33% to 31% with effective April 1997, which resulted in a reduction to the Company's provision for deferred income taxes and a corresponding decrease in income tax expense of approximately (pound)22 million.

       In July 1997 the Labour government presented its first budget which included a "one-off windfall levy on the excess profits of the privatized utilities". Based upon the legislation, SWEB's liability was assessed at (pound)90 million. The levy was paid by installments; the first half in December 1997 and the second half in two tranches in November and December 1998.

       The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows (in millions):

                                                                             March 31,                March 31,
                                                                               1999                     1998
                                                                             ---------                ---------
         Deferred tax liabilities:
           Property, plant, and equipment basis differences...................(pound)345   $ 557   (pound) 361
           Pensions...........................................................        41      66            38
                                                                                   -----   -----         -----
                   Total......................................................       386     623           399
         Deferred tax assets:
                    Accruals, including acquisition related items.............        23      37            38
                                                                                   -----   -----         -----
         Net deferred tax liabilities in consolidated balance sheet...........(pound)363   $ 586   (pound) 361
                                                                                   =====   =====         =====

The effect of the change in tax rates, as discussed above, would reduce the effective rate by 11% and 26% in fiscal years 1999 and 1998 respectively. The effect of the windfall levy would increase the effective rate by 105%, in fiscal year 1998. Excluding these items, the reconciliation of the UK statutory rate to the effective customary income tax rate is as follows:

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



                                                    Fiscal Year     Fiscal Year    Fiscal Year
                                                        1999            1998           1997
                                                        ----            ----           ----

       UK statutory rate                                 31%             31%             33%
       Nondeductible amortization of goodwill             1               2               2
       Other permanent differences                       (7)              5               1
                                                        ---             ---             ---

       Effective customary income tax rate               25%             38%             36%
                                                        ===             ===             ===

7. FINANCIAL INSTRUMENTS

       The Company and SWEB utilize interest rate swaps to minimize borrowing costs and mitigate their exposure to fluctuations in interest rates by allowing them to convert their outstanding variable rate debt into fixed rate debt. These swaps are designated as hedges of underlying debt obligations and, as such, the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. At March 31, 1999, sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totaling (pound)600 million ($968 million), resulted in an unrealized loss of (pound)80 million ($129 million).

       Foreign currency swaps embedded in cross currency swaps and interest rate swap hybrid instruments are used by the Company and SWEB to hedge exposure to currency fluctuations for US dollar denominated debt. Gains and losses on these hedges are deferred and recognized as an adjustment to the carrying amount when the hedged transaction occurs. At March 31, 1999, currency swaps expiring between 2001 and 2007 with notional amounts totaling (pound)350 million, resulted in an unrealized profit of (pound)23 million.

       The Company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the Company's exposure to counterparty credit risk. The Company is unaware of any counterparties that will fail to meet their obligations.

       SWEB utilizes contracts to mitigate its exposure to Pool price volatility. These contracts allow the Company to effectively convert the majority of its anticipated Pool prices to fixed prices. The gains and losses on these contracts are deferred and recognized as electricity is purchased. Recently a market has developed for trading these contracts. However, due to the immaturity of this market and the complexity of the Company's existing contracts, it is not practicable to estimate the fair value of these contracts.

       Other financial instruments for which the carrying amount did not equal fair value at March 31 were as follows (in millions):


                                         March 31, 1999             March 31, 1998
                                         --------------             --------------
                                    Carrying     Fair Value       Carrying     Fair Value
                                    Amount                         Amount
       Long-term debt            (pound) 301    (pound) 335     (pound) 301      (pound) 332
       Preferred securities      (pound)  50    (pound)  70     (pound)  50      (pound)  67


       The fair values for long-term debt have been calculated by discounting cashflows at prevailing interest rates. The fair values for preferred securities were based on the closing price of comparable instruments.

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8. CAPITAL BUDGET

       The Company's capital expenditure for the fiscal year 1999 was (pound)73 million ($118 million); for the fiscal years 2000 and 2001 capital expenditures are estimated to be (pound)62 million and (pound)61 million respectively. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above statement because of numerous factors. The factors include: changes in business conditions; revised load growth projections; change in regulatory requirements; and increasing costs of labor, equipment, and materials.

9. FINANCING

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

       In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures. Sums totaling (pound)402 million were contributed to the Company for newly issued shares and the Company made three US dollar loans, totaling $584 million ((pound)351 million) to Holdings UK on the same terms as the existing long-term debt and subordinated debentures. In consideration of entering into these loans and their related currency and interest rate swaps, the Company made premium payments (independently calculated as a fair arms-length value between unconnected parties) of $84 million ((pound)51 million) to Holdings UK. Of the premium payments, (pound)42 million is being amortized over the life of the respective loans and swaps, and (pound)9 million represents accrued interest. This arrangement reduces the net interest cost of the SIUK group as reported in this Form 10-K, but has no impact at the Holdings UK group level.

       The Company has a US commercial paper program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, under which the maximum available is $520 million. At March 31, 1999 the amount unutilized under these facilities was $118 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

       Excluding swap agreements between the Company and Holdings UK, at March 31, 1999, the Company and SWEB have sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totalling (pound)600 million ($968 million), and cross currency swaps expiring between 2001 and 2007 with notional amounts totalling (pound)350 million ($565 million).

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10. INVESTMENTS

       The Company's long-term investments accounted for under the cost method consist of its 7.69% ownership of Teesside (Note 4), the fair value of which is not readily determinable. The Company's short-term investments are classified as available-for-sale under SFAS No. 115, the fair value of which approximated cost at March 31, 1999.

       The fair value of SWEB's holdings at acquisition in PSB was assessed at (pound)39 million. PSB was subsequently sold and a gain of (pound)4 million was recognized in fiscal year 1997.

11. COMMON STOCKHOLDER'S EQUITY

       The Company's main investment and only significant asset is the entire share capital of SWEB. The Company is primarily dependent upon dividends from SWEB for its cash flow. SWEB can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its supply and distribution businesses as required by its regulatory license. The Company believes that currently sufficient distributable reserves will exist at SWEB to allow for any and all cash flow generated at SWEB through operations to be distributed to the Company through dividends to the Company. In the UK, the Accounting Standards Board is currently reviewing the treatment of deferred income tax accounting. If full provision for deferred tax were required, SWEB's distributable reserves could be eliminated. In addition, in March 1999, the Regulator proposed a variation to the licenses under which all RECs (including
SWEB) operate such that the directors of a REC must certify to the Regulator that it is reasonably foreseeable that the REC will not breach any of its license conditions if it declares a dividend. This variation is currently subject to further discussion. SWEB has no reason to believe that a breach of its license would flow from declaring a reasonable dividend.

12. SUBSEQUENT EVENT

       On June 11, 1999, SWEB reached agreement to sell its supply business to London Electricity for consideration of (pound)160 million cash and the assumption of certain liabilities. The decision to accept London Electricity's offer followed an intense review and evaluation of interest from numerous parties. Approximately 800 SWEB staff will transfer to the employment of London Electricity. SWEB's distribution business, which owns and operates the electricity network in the south west of England, is not part of this contract and ownership will not change. The sale is expected to be completed, subject to regulatory approval, in the third quarter of fiscal year 2000. The Company expects to record a gain on the sale of the supply business once regulatory approval has been given.

       The supply business segment is accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of this business are shown separately as discontinued.

     The net assets directly attributable to the discontinued activity as at March 31, 1999 were (pound)21 million and largely comprise accounts receivable and accounts payable. The value of net assets to be transferred as part of the sale will be determined once regulatory approval has been given.

             SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

       The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 31, 1999:

       Name                                      Age                            Position
       ----                                      ---           -----------------------------------------------------
Richard J. Pershing..............................  52          Director, Chief Executive Officer
C. B. (Mike) Harreld.............................  54          Director, Chief Financial and Accounting Officer
W. P. Bowers.....................................  42          Director
C. Philip Saunders...............................  46          Director
Robert A. Symons.................................  46          Director
Accentacross Limited.............................              Director
Mighteager Limited...............................              Director

       Richard J. Pershing has been a Director of the Company since June 1995 and Chief Executive Officer since July 1996. From February 1994 to the present, Mr. Pershing has served as Executive Vice President of Southern Energy, an indirect wholly-owned subsidiary of Southern.

       C. B. (Mike) Harreld was a Director of the Company from September 1995 and Chief Financial and Accounting Officer of the Company from July 1996. He was also the Finance Director of SWEB from September 1995. From February 1986 to August 1995, he had served as Vice President, Comptroller and Chief Accounting Officer of Georgia Power. Effective June 1, 1999, he was appointed as Senior Vice President and Controller of Southern Energy's North America Group, and Southern Energy Controller. He was replaced on this Board and the SWEB Board by D.C.S. Oosthuizen, who had been serving as Assistant to the SWEB Chief Executive prior to taking up his most recent role as General Manager, Information Resources at SWEB.

       W. P. Bowers has been a Director of the Company since December 1998. He has also been Chief Executive Officer of SWEB since that date. From September 1995 to December 1998, he served as Senior Vice President of Marketing for Georgia Power.

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

       Robert A. Symons has been a Director of the Company since October 1997. He has also been Distribution Director of SWEB since that date. From December 1994 to September 1997, Mr. Symons served as Network Services Manager in Plymouth for SWEB. From October 1994 to November 1994, he was in Network Services, West and from April 1992 to September 1994, Mr. Symons served as Meter Test Manager for SWEB.

       Accentacross Limited ("Accentacross") has been a Director of the Company since July 1996. Stephen J. Feerrar represents Accentacross at meetings of the Directors of the Company. Mr. Feerrar has represented Accentacross at meetings of the Directors of the Company since July 1996. From March 1995 to the present, Mr. Feerrar has served as Vice President and Chief Financial Officer of PP&L Global, Inc. Prior to March 1995, Mr. Feerrar served as Finance Director for Air Products and Chemicals, Inc.

       Mighteager Limited ("Mighteager") has been a Director of the Company since July 1996. Stephen J. Feerrar represents Mighteager at meetings of the Directors of the Company. Mr. Feerrar has represented Mighteager at meetings of the Directors of the Company since July 1996. From March 1995 to the present, Mr. Feerrar has served as Vice President and Chief Financial Officer of PP&L Global, Inc. Prior to March 1995, Mr. Feerrar served as Finance Director for Air Products and Chemicals, Inc.



                                     III-1

       Accentacross and Mighteager were elected by PMDC to the board of the Company pursuant to a Shareholders' Agreement dated July 1, 1996 among Southern Electric International-Europe Inc. ("SEI-Europe"), PMDC and Holdings and reaffirmed under a revised Shareholders' Agreement of June 18, 1998 (the "Shareholders' Agreement") between SEI-Europe, PMDC and Holdings UK. The Shareholders' Agreement provides that holders of a majority of the A shares can appoint the majority of directors to the board and that holders of a majority of the B shares can appoint a number of directors that is one less than the number of directors that the holders of the A shares have the right to appoint. This applies not only to the board of directors of Holdings UK but also extends to the boards of Holdings and of the Company as wholly-owned subsidiaries of Holdings UK. During the period under review Holdings UK as holder of the B shares exercised this right to the extent of electing Accentacross and Mighteager to the board of the Company. Accentacross and Mighteager are represented on the board of directors of the Company by Mr. Feerrar.

Item 11.      EXECUTIVE COMPENSATION

       Accentacross and Mighteager (the "PMDC Directors") do not receive compensation for their services as Directors of the Company. Mr. Symons has received, and will continue to receive, compensation in respect of services performed as a SWEB Officer, SWEB being his primary employer and a subsidiary of the Company. He receives no cash or non-cash compensation as a result of these arrangements beyond that which he would otherwise receive from SWEB for the services performed by him for SWEB. The other officers and directors listed in
Item 10 above (such officers and directors, with the exception of Robert Symons and the PMDC Directors, each a "Southern Company system Officer or Director", as applicable) have received, and will continue to receive, compensation in respect of services performed by such persons in their capacities as Southern Company system Officers or Directors of the Company from Southern Energy, their primary employer and an affiliate of the Company. The salaries, including a portion of the overhead costs associated with each, for Messrs. Bowers, Harreld and Saunders are paid by Southern Energy, and Southern Energy is reimbursed by the Company, in accordance with a services agreement between the Company and Southern Energy. Southern Company system Officers and Directors receive no cash or non-cash compensation as a result of these arrangements beyond that which they would otherwise receive from Southern Energy for the services performed by them for Southern Energy.

                                      III-2

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. The authorized share capital of the Company consists of 902,128,735 ordinary shares of (pound)1 each, all of which have been issued fully paid and are held by Holdings. Holdings is a wholly-owned subsidiary of Holdings UK. The following table sets forth, as of March 31, 1999, certain information regarding beneficial ownership of Holdings UK common stock held by each person known by the Company to own beneficially more than 10% of Holdings UK outstanding common stock.



                            Name and Address                      Amount and Nature           Percent
                            of Beneficial                             of Beneficial                of
Title of Class              Owner                                         Ownership             Class
-----------------------------------------------------------------------------------------------------
A Ordinary                  The Southern Company                     12,184,716 (1)              100%
                            270 Peachtree Street, N.W.
                            Atlanta, Georgia 30303

B Ordinary                  PP&L Resources, Inc.                     11,936,049 (2)              100%
                            2 North Ninth Street
                            Allentown, Pennsylvania 18101

C Ordinary                  PP&L Resources, Inc.                        746,003 (2)              100%
                            2 North Ninth Street
                            Allentown, Pennsylvania 18101

(1) Such shares are owned by SEI-Europe UK Limited, an indirect wholly-owned subsidiary of Southern.
(2) Such shares are owned by PMDC UK, an indirect wholly-owned subsidiary of PP&L.


The A Ordinary shares and the B Ordinary shares have the same voting rights, while the C Ordinary shares have no voting rights. The only other material difference between them is the requirement for dividends attributable to the calendar year ended December 31, 1998 aggregating up to (pound)30.4 million to be allocated 61% to the holder(s) of the A shares and 39% to the holders of the B shares and the C shares collectively, and for dividends attributable to the calendar year ended December 31, 1998 in excess of (pound)30.4 million to be allocated pro-rata to the shareholders in accordance with their ownership of shares.

Security ownership of management. The following table shows the number of shares of Southern common stock owned by the directors, nominees and executive officers as of March 31, 1999. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares outstanding on March 31, 1999.


Name of Directors,
Nominees and
                                                                             Number of Shares
Executive Officers                                      Title of Class       Beneficially Owned1,2
------------------                                      -------------        ----------------------
Richard J. Pershing                                     Southern Common              35,238
Carson B. Harreld                                       Southern Common              10,427
W. P. Bowers                                            Southern Common              13,856
C. Philip Saunders                                      Southern Common              11,813
The directors, nominees, and
executive officers as a group (7 persons)               Southern Common              71,334



1 As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security, or any combination thereof.

2 The shares shown include shares of Southern common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan, as follows: Mr. Pershing 11,912 shares;
  Mr. Harreld 6,150 shares; Mr. Bowers 6,206 shares; and Mr. Saunders 4,858 shares.

                                      III-3

Mr. Symons and the two corporate directors, Accentacross Limited and Mighteager Limited, do not own any equity securities of the Company or any of its parents or subsidiaries.

Changes in control. The Company knows of no arrangements which may at a subsequent date result in any change in control.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others.
              In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures - see Note 9 to "Notes to the Consolidated Financial Statements".

Certain business relationships.
              See Item 11 herein.

Indebtedness of management.
              None.

Transactions with promoters.
              None.

                                      III-5

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

         (2)    Financial Statement Schedules:

                Report of Independent Public Accountants as to Schedules for SOUTHERN INVESTMENTS UK plc and Subsidiaries is included herein on page S-1

                Financial Statement Schedules for the Company are included herein on page S-2.

         (3)    Exhibits:

                Exhibits are listed in the Exhibit Index on page E-1 and E-2.

     (b) Reports on Form 8-K:

         The registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Southern Investments UK plc, a public limited company incorporated and existing under the laws of England and Wales, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 23rd day of June, 1999.

                            SOUTHERN INVESTMENTS UK plc


                            By:    Richard J. Pershing
                                   Director and Chief Executive Officer


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

              Signature                           Title               Date

      RICHARD J. PERSHING                 Chairman and Chief
                                          Executive Officer


      D. CHARL S. OOSTHUIZEN              Chief Financial and
                                          Accounting Officer


      W. P. BOWERS                 |
                                   |
      C. PHILIP SAUNDERS           |
                                   |
      ROBERT A. SYMONS             |
                                   |            Directors
      MIGHTEAGER LIMITED           |
                                   |
      By: Stephen J. Feerrar       |
           Director                |



      /s/ WAYNE BOSTON                                           June 23, 1999
         Wayne Boston
        Attorney-in-Fact

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To the Board of Directors of Southern Investments UK plc:

We have audited in accordance with generally accepted auditing standards, the financial statements of SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES included in this report and have issued our report thereon dated June 23, 1999. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN
ARTHUR ANDERSEN

Bristol, England
June 23, 1999

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                         FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997

                                                 (In Millions)

                                                                           Additions
                                                                  -------------------------------
                                                   Balance at       Charged        Charged to                      Balance
                                                    Beginning      (Credited)        Other                         at End of
                                                    of Period      to Income        Accounts       Deductions        Period
                                                        (pound)    (pound)          (pound)        (pound)         (pound)
                                                   ------------    ---------       ----------       ---------     ---------
 Provision for Uncollectable Accounts

     Year-Ended March 31, 1997................            17 (1)         (2)             -              (3)             12
                                                          ==             ===             =              ===             ==

     Year-Ended March 31, 1998................            12             (2)             -              (1)              9
                                                          ==             ===             =              ===              =

     Year-Ended March 31, 1999................             9              2              -              (1)             10
                                                           =              =              =              ===             ==
-------------

(1)   In the year ended March 31, 1997,(pound)2 million of this provision was reversed as part of the review of the purchasing accounting adjustments.


EXHIBIT INDEX


       The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference.


    3.1     --   Memorandum of Association of the Company. (Designated in
                  Form S-1 Registration No. 333-09033 as Exhibit 3.1.)

    3.2     --   Articles of Association of the Company. (Designated in Form
                 S-1 Registration No. 333-09033 as Exhibit 3.2.)

    4.1     --   Trust Indenture dated as of November 21, 1996, between the
                 Company and Bankers Trust Company, as trustee. (Designated in
                 Form S-1 Registration No. 333-09033 as Exhibit 4.1.)

    4.2     --   First Supplemental Indenture dated as of November 21, 1996 between the Company and Bankers Trust Company, as trustee.
                 (Designated in Form S-4 Registration No. 333-26939 as Exhibit
                 4.2.)

    4.3     --   Deposit Agreement dated as of November 21, 1996 between the
                 Company and Bankers Trust Company, as book-entry depositary.
                 (Designated in Form S-4 Registration No. 333-26939 as Exhibit
                 4.3.)

    4.4     --   Subordinated Debenture Indenture dated as of January 29,
                 1997, among the Company, Bankers Trust Company, as trustee, and Bankers Trust Luxembourg S.A., as paying agent and transfer agent. (Designated in Form S-4 Registration No.
                 333-26939 as Exhibit 4.1.)

    4.5     --   Certificate of Trust of Southern Investments UK Capital Trust
                 I (Designated in Form S-4 Registration No. 333-26939 as
                 Exhibit 4.3.)

    4.6     --   Amended and Restated Declaration of Trust dated as of
                 January 29, 1997 of Southern Investments UK Capital Trust I.
                 (Designated in Form S-4 Registration No. 333-26939 as Exhibit
                 4.4.)

    4.7     --   Form of Exchange Guarantee of the Company relating to the
                 Exchange Capital Securities.  (Designated in Form S-4
                 Registration No. 333-26939 as Exhibit 4.6.)

    4.8     --   Capital Securities Guarantee dated as of January 29, 1997 of the Company relating to the Original Capital Securities.
                 (Designated in Form S-4 Registration  No. 333-26939 as Exhibit
                 4.8.)

    4.9     --   Common Securities Guarantee dated as of January 29, 1997 of the Company relating to the Common Securities. (Designated in Form S-4 Registration No. 333-26939 as Exhibit 4.9.)

    4.10    --   Deposit Agreement dated as of January 29, 1997 between the
                 Company and Bankers Trust Company, as book-entry depositary.
                 (Designated in Form S-4 Registration No. 333-26939 as Exhibit
                 4.10.)

    10.1    --   SWEB Public Electricity Supply License dated January 31, 1996.
                 (Designated in Form S-1 Registration No. 333-09033 as Exhibit
                 10.1.)

    10.2    --   Modifications of License Conditions dated March 31, 1998,
                 March 18, 1998, January 23, 1998, December 30, 1997, and March
                 7, 1997. (Designated in Form 10-K for the year ended March 31,
                 1998 as Exhibit 10.2).

    10.3    --   Pooling and Settlement Agreement (as amended and restated
                 at July 28, 1997) together with modifications dated September
                 19, 1997 and May 14, 1998 between SWEB, Energy Settlements and
                 Information Services (as Settlement System Administrator),
                 Energy Pool Funds Administration Limited (as Pool Funds
                 Administrator), NGC (as Grid Operator and Ancillary Services
                 Provider) and Other Parties. (Designated in Form 10-K for the year ended March 31, 1998 as Exhibit 10.3).

    10.4    --   Master Connection and Use of System Agreement dated as of
                 March 30, 1990 among NGC and its users (including SWEB).
                 (Designated in Form S-1 Registration No. 333-09033 as Exhibit
                 10.4.)

    10.5    --   Form of Supplemental Agreement between NGC and SWEB.
                (Designated in Form S-1  Registration No. 333-09033 as Exhibit
                 10.5.)

    10.6    --   Variations dated April 1, 1998, March 31, 1998 and March
                 31, 1998 to the Master Connection and Use of System Agreement dated as of March 30, 1990 among NGC and its users (including
                 SWEB) and to the Form of Supplemental Agreement between NGC and SWEB. (Designated in Form 10-K for the year ended March
                 31, 1998 as Exhibit 10.6).

    10.7    --   Master Agreement dated as of October 25, 1995 among The
                 National Grid Holding plc, NGC, SWEB and the other RECs.
                 (Designated in Form S-1 Registration No. 333-09033 as Exhibit
                 10.6.)

    10.8    --   Memorandum of Understanding between NGG, SWEB and each of the
                 RECs, dated November 17, 1995. (Designated in Form S-1
                 Registration No. 333-09033 as Exhibit 10.7.)

    10.9    --   Form of SWEB Use of Distribution System Agreement.
                 (Designated in Form 10-K for the year ended March 31, 1998 as Exhibit 10.9).

*   10.10   --   Form of Agreement for the Connection of an Exit Point,
                 generally applicable to commercial customers.

    10.11   --   Form of Agreement for the Connection of an Exit Point,
                 generally applicable to residential customers. (Designated in Form 10-K for the year ended March 31, 1998 as Exhibit 10.11).

    10.12   --   Services Agreement dated as of January 1, 1996 between
                 Southern Electric International, Inc. (now Southern Energy,
                 Inc.) and the Company. (Designated in Form S-1 Registration No.
                 333-09033 as Exhibit 10.10.)

    10.13   --   Services Agreement dated as of January 1, 1996 between Southern
                 Electric International, Inc. (now Southern Energy, Inc.) and
                 SWEB. (Designated in Form S-1 Registration No. 33-09033 as
                 Exhibit 10.11.)

    10.14   --   Services Agreement dated as of January 1, 1996 between SWEB and Holdings. (Designated in Form S-1 Registration No.
                 333-09033 as Exhibit 10.12.)

    10.15   --   Services Agreement dated as of January 1, 1996 between the
                 Company  and SWEB. (Designated in Form S-1 Registration No.
                 333-09033 as Exhibit 10.13.)

*   21.1    --   Subsidiaries of Registrant.

*   24.1    --   Power of Attorney and Resolution.

*   27.1    --   Financial Data Schedule.