Form 10-Q
period 1999-06-30
SOUTHERN INVESTMENTS UK PLC
filed 1999-08-11
CIK 1019672

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1999
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  X    No___


                               Description of                Shares Outstanding
Registrant                     Common Stock                  at July 31, 1999
----------                     --------------                ------------------

Southern Investments UK plc    Par Value(pound)1 Per Share   902,128,735




           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       This Quarterly Report on Form 10-Q includes forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding the current review of regulation, and the results of the distribution price review scheduled to take effect April 1, 2000; challenges related to Year 2000 readiness; potential business strategies, including acquisitions or dispositions of assets or internal restructuring that may be pursued by the Company or its subsidiaries; the potential introduction of the Euro; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the SEC.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (Stated in Millions)



                                                                             For the Three Months Ended June 30,
                                                                             -----------------------------------

                                                                                  1999                      1998
                                                                                  ----                      ----
                                                                                       (Note A)

OPERATING REVENUES                                                    (pound) 59         $ 93         (pound) 63
COST OF SALES                                                                  3            5                  5
                                                                          ------       ------             ------
GROSS MARGIN                                                                  56           88                 58
                                                                          ------       ------             ------
OPERATING EXPENSES:
    Maintenance                                                                8           13                  8
    Depreciation and amortization                                             13           20                 12
    Selling, general, and administrative                                       8           13                 10
                                                                          ------       ------             ------
    Total operating expenses                                                  29           46                 30
                                                                          ------       ------             ------
OPERATING INCOME                                                              27           42                 28
                                                                          ------       ------             ------
OTHER INCOME (EXPENSE):
    Interest income from affiliated company                                    5            8                  -
    Interest expense                                                         (14)         (22)               (14)
    Gain on sale of assets                                                     -            -                  7
    Other, net                                                                 2            3                  1
                                                                          ------       ------             ------
    Total other income (expense)                                              (7)         (11)                (6)
                                                                          ------       ------             ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                       20           31                 22

INCOME TAXES                                                                   6            9                  8
                                                                          ------       ------             ------
NET INCOME FROM CONTINUING OPERATIONS                                         14           22                 14

INCOME FROM DISCONTINUED OPERATIONS,
    net of income tax effect (Note D)                                          -            -                  2
                                                                          ------       ------             ------
NET INCOME                                                            (pound) 14         $ 22         (pound) 16
                                                                          ======       ======             ======





   The accompanying notes form an integral part of these condensed consolidated statements.






                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Stated in Millions)

                                                                              For the Three Months Ended June 30,
                                                                              -----------------------------------

                                                                                  1999                       1998
                                                                                  ----                       ----
                                                                                      (Note A)
OPERATING ACTIVITIES:
    Net income                                                      (pound)  14         $ 22            (pound) 16
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                          13           20                    12
      Gain on asset sales                                                     -            -                    (7)
      Changes in certain current assets and liabilities:
         Receivables, net                                                    22           35                    13
         Accounts payable                                                    (5)          (8)                  (12)
         Income taxes, accrued/deferred                                       7           11                     8
         Other                                                               (1)          (2)                   17
                                                                         ------       ------                ------
    Net cash provided from operating activities                              50           78                    47
                                                                         ------       ------                ------
INVESTING ACTIVITIES:
    Capital expenditures                                                    (14)         (22)                  (15)
    Other                                                                     1            2                     8
                                                                         ------       ------                ------
    Net cash used for investing activities                                  (13)         (20)                   (7)
                                                                         ------       ------                ------
FINANCING ACTIVITIES:
    Payments of common stock dividends                                       (4)          (6)                  (20)
    Change in short-term borrowings                                         (33)         (52)                  (23)
                                                                         ------       ------                ------
    Net cash used for financing activities                                  (37)         (58)                  (43)
                                                                         ------       ------                ------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                                               -            -                    (3)
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                 5            8                     5
                                                                         ------       ------                ------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                         (pound) 5          $ 8             (pound) 2
                                                                         ======       ======                ======

SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid during the period for:
             Interest (net of amount capitalized)                 (pound)    15        $  24           (pound)  10
             Income taxes                                         (pound)     -        $   -           (pound)   -





         The accompanying notes form an integral part of these condensed consolidated statements.




                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)

                                     ASSETS

                                                                                         At June 30, 1999        At March
                                                                                         ----------------        --------
                                                                                            (Unaudited)          31,1999
                                                                                            -----------          --------
                                                                                                     (Note A)

PROPERTY, PLANT, AND EQUIPMENT                                                    (pound) 1,466       $ 2,311  (pound) 1,452
    Less accumulated depreciation                                                           164           259            151
                                                                                         ------        ------         ------
    Total                                                                                 1,302         2,052          1,301
                                                                                         ------        ------         ------

OTHER ASSETS:
    Investments                                                                              16            25             16
    Prepaid pension cost                                                                    138           218            134
    Goodwill, net of accumulated amortization of (pound)17 ($27) at
        June 30, 1999 and(pound)16 at March 31, 1999                                        166           262            167
    Loans to affiliated company                                                             351           553            351
    Premium in respect of loans to affiliated company and related hedges, net of accumulated amortization of (pound)4 ($6) at June 30,
        1999 and (pound)3 at March 31, 1999                                                  38            60             39
                                                                                         ------        ------         ------
    Total                                                                                   709         1,118            707
                                                                                         ------        ------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                                 5             8              5
    Investments                                                                              14            22             15
    Receivables:
        Customer accounts, less provision for uncollectables of (pound)10 ($16)
          at June 30, 1999 and(pound)10 at March 31, 1999                                    57            90             80
        Other                                                                                19            30             17
    Materials and supplies                                                                    2             3              3
    Prepayments                                                                              14            22             11
                                                                                         ------        ------         ------
    Total                                                                                   111           175            131
                                                                                         ------        ------         ------

TOTAL ASSETS                                                                      (pound) 2,122       $ 3,345  (pound) 2,139
                                                                                         ======       =======         ======








      The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)

                      STOCKHOLDER'S EQUITY AND LIABILITIES


                                                                                         At June 30, 1999          At March
                                                                                         ----------------          --------
                                                                                            (Unaudited)            31, 1999
                                                                                            ----------             ---------
                                                                                                    (Note A)
STOCKHOLDER'S EQUITY:
    Common stock, par value(pound)1 per share, 902,128,735 shares
      authorized, issued and outstanding                                            (pound) 902       $ 1,422    (pound) 902
    Retained deficit  (Note E)                                                             (136)         (215)          (146)
                                                                                         ------       -------         ------
    Total                                                                                   766         1,207            756
                                                                                         ------       -------         ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF SOUTHERN INVESTMENTS
    UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
    SUBORDINATED DEBENTURES                                                                  50            79             50

NON-CURRENT LIABILITIES:
    Long-term debt                                                                          301           475            301
    Accumulated deferred income taxes                                                       363           572            363
    Provision for loss contracts (Note F)                                                    68           107             69
    Miscellaneous                                                                            36            57             36
                                                                                         ------       -------         ------
    Total                                                                                   768         1,211            769
                                                                                         ------       -------         ------
CURRENT LIABILITIES:
    Commercial paper                                                                         30            47             94
    Notes payable to banks                                                                  304           479            273
    Notes payable to affiliated company                                                      25            40             25
    Other notes payable                                                                       7            11              7
    Accounts payable                                                                         40            63             44
    Accrued income taxes                                                                     54            85             48
    Interest accrued                                                                         13            20              9
    Miscellaneous                                                                            65           103             64
                                                                                         ------       -------         ------
    Total                                                                                   538           848            564
                                                                                         ------       -------         ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                                        (pound) 2,122       $ 3,345  (pound) 2,139
                                                                                         ======       =======         ======










     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                       5

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


(A) Solely for the convenience of the reader, certain pounds sterling amounts included in the condensed consolidated financial statements have been translated into US dollars at the exchange rate of $1.5765 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 1999.

(B) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments necessary to present fairly the results of the three-month periods ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The Company's fiscal year-end is March 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

       The condensed consolidated financial statements included herein have been reviewed by the Company's independent public accountants as set forth in their report included herein as Exhibit 15.

(C) The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting and display of comprehensive income and its components. The objective of the statement is to report a measure of all changes in common stock equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. There were no items for inclusion in a consolidated statement of comprehensive income other than net income as shown on the condensed consolidated statements of income. Consequently, a consolidated statement of comprehensive income has not been included

(D) On June 11, 1999, SWEB reached agreement to sell its supply business to London Electricity for consideration of (pound)160 million cash and the assumption of certain liabilities. The decision to accept London Electricity's offer followed a review and evaluation of interest from numerous parties. Approximately 800 SWEB staff will transfer to the employment of London Electricity. SWEB's distribution business, which owns and operates the electricity network in the south west of England, is not part of this contract and ownership will not change.

       On July 20, 1999, London Electricity was given European Commission authorisation for the acquisition of SWEB's supply business. The Commission concluded that the combined supply operations of London Electricity and SWEB would not give rise to competition concern under the merger rules of the European Union.

       It is anticipated that the sale will be completed in August or September 1999. The Company expects to record a gain on the sale.

       The supply business segment has been accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       The net assets directly attributable to the discontinued activity at June 30, 1999 amounted to (pound)3 million and largely comprised accounts receivable and accounts payable. The value of net assets to be transferred as part of the sale will be determined once the sale has been completed.

(E) The Company's main investment and only significant asset is the entire share capital of SWEB, which is headquartered in Bristol, England. The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of SWEB's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a "one-off windfall levy on the excess profits of the privatized utilities"; SWEB's liability was assessed at (pound)90 million during fiscal year 1998.

(F) SWEB has entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1993.
       The contract sets escalating electricity purchase prices at predetermined levels. The Company has recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent Pool costs in that respective year. These costs have been discounted at an appropriate rate to their present value of(pound)68 million ($107 million) at June 30, 1999 and(pound)69 million at March 31, 1999. Over the past three years, the Pool prices have been less than anticipated when the accrual was recognized. The Company is continuing to review the trend of Pool prices and an adjustment to the provision may be required in the future. As part of the sale of the supply business, London Electricity will assume SWEB's obligations under the contract.

(G) The Company engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 7 to the financial statements of the Company in
       Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions employed to mitigate the Company's risk related to interest rates and foreign currency exchange rate fluctuations. At June 30, 1999, the status of outstanding non-trading related derivative contracts was as follows:

       (i) Interest rate swaps expiring between 2001 and 2012 with notional amounts totaling(pound)600 million, resulted in an unrealized loss of (pound)53 million.

       (ii) Currency swaps expiring between 2001 and 2007 with notional amounts totaling(pound)350 million, resulted in an unrealized gain of(pound)16 million.

(H)    The principal business segment is the distribution business.
       This involves the transfer of electricity from the high voltage transmission system, and its delivery, across lower voltage distribution systems, to consumers.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       Financial data for business segments for the periods covered in the Form 10-Q are as follows:

                                          Distribution      Other     Eliminations      Consolidated
                                          ------------      -----     ------------      ------------

                                                                  (in millions)
                                                                         >C>
       Three Months Ended June 30, 1999:
       ---------------------------------
       Operating revenues               (pound)   53  (pound)  13    (pound) (7)     (pound)    59
       Segment operating income                   20            7             -                 27

       Total assets at June 30, 1999    (pound)1,606  (pound) 516    (pound)  -      (pound) 2,122

       Three Months Ended June 30, 1998:
       ---------------------------------
       Operating revenues               (pound)   55  (pound)  14    (pound) (6)     (pound)    63
       Segment operating income                   23            5             -                 28

       Total assets at March 31, 1999   (pound)1,599  (pound) 540    (pound)  -      (pound) 2,139


       The "Other" category includes ancillary business activities that generally support SWEB's distribution business, including electricity generation for standby purposes, property and telecommunications, as well as corporate items and assets not allocated to specific segments and energy purchasing. Interest expense and taxes are wholly allocated to "Other" and are disclosed in the Consolidated Income Statements. With the exception of total assets employed, the values above exclude discontinued operations.

(I) The Company and SWEB are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in aggregate. Neither the Company nor SWEB is a party to any material legal proceedings nor are they currently aware of any threatened material legal proceedings. Reference is made to Note 2 to the financial statements of the Company in Item 8 of the Form 10-K for information regarding complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of the ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items.

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     FIRST QUARTER OF FISCAL YEAR 2000 vs. FIRST QUARTER OF FISCAL YEAR 1999


RESULTS OF OPERATIONS

Earnings

       The Company's operating income from continuing operations for the first quarter of fiscal year 2000 was(pound)27 million compared to(pound)28 million for the corresponding period of fiscal year 1999.

       SWEB's two main business lines during the period under review were the distribution of electricity and the supply of electricity to approximately 1.3 million customers in its Authorized Area in the south west of England. This area covers approximately 5,560 square miles and has a resident population of approximately 2.8 million.

       On June 11, 1999, SWEB reached agreement to sell its supply business to London Electricity for consideration of (pound)160 million cash and the assumption of certain liabilities. Reference is made to Note D in the "Notes to the Consolidated Financial Statements" herein. The Consolidated Statements of Income for all periods shown have been restated to reflect discontinued operations accounting for this business segment.

     Significant income statement items from continuing operations appropriate for discussion include the following:


                                                              Increase (Decrease)
                                                          ----------------------------
                                                                  First Quarter
                                                              (in millions)    %
  Operating revenues...................................    (pound) (4)        (6)
  Interest income from affiliated Company..............             5          -
  Gain on sale of assets...............................            (7)         -
  Income taxes - customary.............................            (2)       (25)


Operating revenues from continuing operations. Revenues for the distribution business for the first quarter of fiscal year 2000 decreased (pound)2 million compared to the same period of fiscal year 1999. Revenues from ancillary businesses (net of eliminations) for the first quarter of fiscal year 2000 decreased (pound)2 million compared to the same period of fiscal year 1999.

Interest income from affiliated company. The first quarter increase is due to interest receivable on three long-term loans (totaling (pound)351 million) made to an affiliated company in December 1998. Reference is made to Note 9 to the financial statements of the Company in Item 8 of the Form 10-K for information relating to capital restructuring.

Gain on sale of assets. The first quarter of fiscal year 2000 decrease is attributed to the gain on the disposition of certain non-core assets in the corresponding period of fiscal year 1999.

Income taxes. The first quarter decrease is primarily attributed to lower income before tax and a reduction in the UK corporation tax rate from 31% in fiscal year 1999 to 30% in fiscal year 2000.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Future Earnings Potential

       The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including review of regulation and the outcome of current and future distribution price reviews.

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

       For information relating to Year 2000 readiness, see "YEAR 2000 READINESS" below.

       The FASB has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement was originally scheduled to be adopted for fiscal years beginning after June 15, 1999. However, in response to requests from entities and their auditors for more time to study, understand, and implement the provisions of the statement, the FASB has issued an exposure draft which proposes to defer the effective date of the statement to fiscal years beginning after June 15, 2000. The Company is in the process of quantifying the impact of adopting this statement on its financial statements; the adoption could increase volatility in earnings and other comprehensive income.

       In January 1999, eleven European Union countries formed an economic and monetary union and started using a single currency - the Euro. The UK did not join at this time, but the UK government has indicated that it might in the future. SWEB is currently assessing the changes to financial systems that would be required if the Euro is introduced to the UK. The cost of conversion to Euro compatible systems could have a significant impact on future earnings.

       Reference is made to Notes (F) and (I) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to
Part II - Item 1 - "Legal Proceedings" herein.

       There are currently a number of issues which impact the electricity industry and which are the subject of discussion and consultation papers. The principal ones are:

(i) Distribution revenues are subject to price cap regulation. The Regulator applies a price control formula ("DPCF"), P + RPI - X, where P is the price level at the beginning of each new regulatory period, RPI is the change in the Retail Price Index and X is an adjustment factor determined by the Regulator. X is currently 3% for SWEB. The DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can require a one-time price adjustment. The Regulator is currently undertaking the next DPCF review effective from April 2000; the final outcome of this review is expected to be announced by the Regulator in November 1999.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


(ii) In March 1998 the government published a discussion paper ("Green Paper") on the regulation of the water, electricity, gas and telecommunications utilities within the UK entitled "A Fair Deal for Consumers: Modernizing the Framework for Utility Regulation". The government's stated objective for the review is to set a long term stable framework for utilities which is seen to be fair by all the interested groups involved. The guiding principles are that regulation must be transparent, consistent and predictable. In July 1998 the government announced its conclusions on reform of utility regulation. Key decisions include merging the electricity and gas regulators, the retention of the RPI - X approach to regulation, social and environmental actions to be issued by Ministers, and greater transparency. These proposals will be the subject of new legislation as soon as Parliamentary time permits. In October 1998 the government published their proposals in two areas for consultation. The two documents are "The Future of Gas and Electricity Regulation" and "Consumer Councils". The government is currently considering the responses received.

(iii) In May 1998 the Director General of Electricity Supply (the "Regulator") issued a consultation paper concerning the separation of businesses in the context of the reviews of the price controls post 2000. It is the Regulator's view that full separation of supply and distribution would be desirable. However, he recognizes that it is likely that interim arrangements will be necessary. The Regulator published further consultation papers on separation in November 1998 and May 1999. He remains of the view that full separation of supply and distribution is desirable. However, the papers acknowledge that, for certain unspecified shared services, an interim exemption may be allowed. Discussions are continuing.

(iv) In October 1997 the government's Minister for Science, Energy and Industry invited the Regulator to consider how a review of electricity trading arrangements might be undertaken. In July 1998 the Regulator published a proposals document describing new market based trading arrangements for electricity. In October 1998 the government accepted these proposals. The proposals envisage market-based trading arrangements more like those in commodity markets elsewhere. Forwards and futures markets would operate up to several years ahead, evolving in response to demand. A voluntary short-term bilateral market is proposed to enable "fine tuning" of contract positions. The system operator will be responsible for balancing generation and demand from about four hours before each half-hour trading period. Suppliers and generators will be charged an imbalance fee for differences between their contractual and physical positions by the System Operator. The proposals document sets a target date of April 2000 for the introduction of these new arrangements. In November 1998 the Regulator published a Framework Document setting out how a program for the delivery and implementation of new electricity trading arrangements will be taken forward.

       As these papers and review are only consultative at this time, it is not possible for the Company to determine the impact, if any, on the distribution and generation businesses, until after such issues have been finalized by the government, and firm proposals are made by the Regulator. In relation to separation, SWEB's supply business and associated staff will be employed by London Electricity once the sale of SWEB's supply business has been completed. These staff will continue to occupy SWEB's buildings along with distribution business staff for the immediate future. Depending on the outcome of the Regulator's review and the detailed agreements between SWEB and London Electricity, there will be costs involved for physically separating the business.

       Until March 2000, a Regional Electricity Company ("REC") has the exclusive right to provide meter operation, data collection, and data aggregation services to non half-hourly metered customers (generally residential and small businesses) in its Authorized Area. From April 2000, competition will be introduced and suppliers, on behalf of non half-hourly metered customers, will be able to contract these services from any company holding an appropriate license. SWEB does not expect the introduction of competition to have a significant impact on future earnings. Competition already exists for operations related to the metering of network connections to half-hourly metered customers.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


YEAR 2000 READINESS

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

      SWEB depends on complex computer systems for many aspects of its operations, which is primarily the distribution of electricity, as well as other business support activities. SWEB has met its goal to have critical devices or software that are required to maintain operations Year 2000 ready by June 1999. Year 2000 ready means that a system or application is determined suitable for continued use through the Year 2000 and beyond. Critical systems include, but are not limited to, control center computer systems, customer service systems, and telephone switches and equipment.

Year 2000 Program and Status

      SWEB's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated what it believes to be adequate resources to address the issue. An executive steering committee reviews Millennium Project progress on a regular basis, and Southern receives periodic updates and progress reports.

      SWEB's Millennium Project is divided into two phases. Phase one began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in July 1997. Phase two consists of testing and remediating high priority systems and devices. Also, contingency planning is included in this phase. The end of June 1999 target for phase two was met with the exception of the remediation of a very small number of systems where SWEB has third party dependencies. These systems have agreed delivery dates with the suppliers and implementation will be complete by the end of October 1999. The Millennium Project will continue to monitor the affected computer systems, devices, and applications into the Year 2000.

Year 2000 Costs

      Current projected costs of SWEB's Year 2000 readiness are approximately (pound)14 million. These costs include labor necessary to identify, test and renovate affected devices and systems. From its inception through June 30, 1999, the Year 2000 program costs amounted to (pound)11 million.

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      SWEB has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. Remediation and testing of those devices are in progress. SWEB is also assessing risks associated with critical assets and is participating with the UK Electricity Industry.

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


FINANCIAL CONDITION

Overview

      The major change in the Company's financial condition during the three months to June 30, 1999 was the expenditure by SWEB of approximately (pound)14 million in property, plant, and equipment, largely in respect of the distribution network. The funds required for such additions were derived primarily from operations. It is expected that SWEB's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

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

Financing Activities

       The Company has a US commercial paper program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, under which the maximum available is $520 million. At June 30, 1999 the amount unutilized under these facilities was $158 million. SWEB enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

       SWEB actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At June 30, 1999 the Company and SWEB together had short-term debt of (pound)366 million ($577 million) outstanding ($47 million from a commercial paper program, $315 million from a swingline and revolving credit facility, and $215 million in other short-term loans).

       To meet short-term cash needs and contingencies, the Company and SWEB together had at June 30, 1999 approximately (pound)5 million of cash and (pound)40 million of unutilized committed lines of credit with banks. Also available was $158 million of the swingline and revolving credit facility mentioned above.

       Excluding swap agreements between the Company and Holdings UK, at June 30, 1999, the Company and SWEB have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totaling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totaling (pound)350 million.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings.

(1) Reference is made to the Notes to the Consolidated Financial Statements herein for information regarding certain legal and administrative proceedings in which the Company is involved.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.
    --------

     Exhibit 15 - Report of Independent Public Accountants

     Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K.
    --------------------

     The Company filed a Current Report on Form 8-K dated June 21, 1999:
           Item reported:                   Item 5
           Financial statements filed:      None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          SOUTHERN INVESTMENTS UK plc




          /s/ W. P. Bowers
     By   W. P. Bowers
          Director




          /s/ D. C. S. Oosthuizen
     By   D. C. S. Oosthuizen
          Director, Chief Financial and Accounting Officer





                                                         Date: August 11, 1999