Form 10-Q
period 1999-09-30
SOUTHERN INVESTMENTS UK PLC
filed 1999-11-12
CIK 1019672

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1999
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____


  Commission      Registrant, State of Incorporation,      I.R.S. Employer
  File Number     Address and Telephone Number             Identification No.
  ----------      -----------------------------------      ------------------
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

                              Description of                Shares Outstanding
Registrant                    Common Stock                  at October 31, 1999
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


                            SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                     (Stated in Millions)


                                                                            For the Three Months Ended September 30,
                                                                            ----------------------------------------

                                                                                  1999                           1998
                                                                                  ----                           ----
                                                                                      (Note A)

OPERATING REVENUES                                                    (pound) 70        $ 115              (pound) 58
COST OF SALES                                                                  6           10                       2
                                                                          ------       ------                  ------
GROSS MARGIN                                                                  64          105                      56
                                                                          ------       ------                  ------
OPERATING EXPENSES:
    Maintenance                                                               10           16                       9
    Depreciation and amortization                                             13           21                      13
    Selling, general, and administrative                                      11           18                       8
    Incremental expenses incurred as a direct consequence
     of the disposal of the supply business (Note D)                           1            2                       -
                                                                          ------       ------                  ------
    Total operating expenses                                                  35           57                      30
                                                                          ------       ------                  ------
OPERATING INCOME                                                              29           48                      26
                                                                          ------       ------                  ------
OTHER INCOME (EXPENSE):
    Interest income from affiliated company                                    5            8                       -
    Interest expense                                                         (13)         (21)                    (14)
    Other, net                                                                 3            5                       1
                                                                          ------       ------                  ------
    Total other income (expense)                                              (5)          (8)                    (13)
                                                                          ------       ------                  ------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                                          24           40                      13

INCOME TAXES:
    Customary                                                                 (7)         (12)                     (3)
    Effect of change in tax rate (Note K)                                      -            -                      11
                                                                          ------       ------                  ------
INCOME FROM CONTINUING OPERATIONS                                             17           28                      21

DISCONTINUED OPERATIONS:
    Income from operations of discontinued supply business
      (less applicable income taxes of(pound)3 ($5), and(pound)1)              4            7                       2
    Gain on disposal of supply business (less applicable
      income taxes of(pound)48 ($79)) (Note D)                               124          204                       -
                                                                          ------       ------                  ------
NET INCOME                                                           (pound) 145        $ 239              (pound) 23
                                                                          ======       ======                  ======





   The accompanying notes form an integral part of these condensed consolidated statements

                                       2


                           SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                     (Stated in Millions)


                                                                             For the Six Months Ended September 30,
                                                                             --------------------------------------

                                                                                  1999                           1998
                                                                                  ----                           ----
                                                                                      (Note A)

OPERATING REVENUES                                                   (pound) 129        $ 212             (pound) 120
COST OF SALES                                                                  9           15                       6
                                                                          ------       ------                  ------
GROSS MARGIN                                                                 120          197                     114
                                                                          ------       ------                  ------
OPERATING EXPENSES:

    Maintenance                                                               18           29                      17
    Depreciation and amortization                                             26           43                      25
    Selling, general, and administrative                                      19           31                      18
    Incremental expenses incurred as a direct consequence
      of the disposal of the supply business (Note D)                          1            2                       -
                                                                          ------       ------                  ------
    Total operating expenses                                                  64          105                      60
                                                                          ------       ------                  ------
OPERATING INCOME                                                              56           92                      54
                                                                          ------       ------                  ------
OTHER INCOME (EXPENSE):
    Interest income from affiliated company                                   10           16                       -
    Interest expense                                                         (27)         (44)                    (28)
    Gain on sale of assets                                                     -            -                       7
    Other, net                                                                 5            8                       2
                                                                          ------       ------                  ------
    Total other income (expense)                                             (12)         (20)                    (19)
                                                                          ------       ------                  ------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                        44           72                      35

INCOME TAXES:
    Customary                                                                (13)         (21)                    (11)
    Effect of change in tax rate (Note K)                                      -            -                      11
                                                                          ------       ------                  ------
INCOME FROM CONTINUING OPERATIONS                                             31           51                      35

DISCONTINUED OPERATIONS:
    Income from operations of discontinued supply business
      (less applicable income taxes of(pound)3 ($7), and(pound)2)              4            7                       4
    Gain on disposal of supply business (less applicable income
      taxes of(pound)48 ($79)) (Note D)                                      124          204                       -
                                                                          ------       ------                  ------
NET INCOME                                                           (pound) 159        $ 262              (pound) 39
                                                                          ======       ======                  ======



   The accompanying notes form an integral part of these condensed consolidated statements


                          SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     (Stated in Millions)


                                                                             For the Six Months Ended September 30,
                                                                             --------------------------------------

                                                                                  1999                             1998
                                                                                  ----                             ----
                                                                                       (Note A)
OPERATING ACTIVITIES:
    Net income                                                     (pound)  159          $ 262               (pound) 39
    Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
      Income from operations of discontinued supply business                 (4)            (7)                      (4)
      Gain on disposal of supply business (Note D)                         (124)          (204)                       -
      Depreciation and amortization                                          26             43                       25
      Deferred income taxes                                                   3              5                       (9)
      Gain on sale of assets                                                  -              -                       (7)
      Changes in certain current assets and liabilities:
         Receivables, net                                                   (22)           (36)                       2
         Accounts payable                                                    35             57                       20
         Accrued income taxes                                                16             26                       10
         Other                                                               (8)           (13)                      (5)
                                                                         ------         ------                   ------
    Net cash provided from operating activities of continuing
      operations                                                             81            133                       71
                                                                         ------         ------                   ------
INVESTING ACTIVITIES:
    Capital expenditures                                                    (31)           (51)                     (33)
    Proceeds from sale of supply business (Note D)                          160            263                        -
    Proceeds from sale of assets                                              -              -                       10
    Proceeds from sale of investments                                         4              7                        -
                                                                         ------         ------                   ------
    Net cash provided from (used for) investing activities of
       continuing operations                                                133            219                      (23)
                                                                         ------         ------                   ------
FINANCING ACTIVITIES:
    Payments of common stock dividends                                      (24)           (39)                     (20)
    Change in short-term borrowings                                         (73)          (120)                     (43)
                                                                         ------         ------                   ------
    Net cash used for financing activities of continuing operations         (97)          (159)                     (63)
                                                                         ------         ------                   ------

CASH PROVIDED BY DISCONTINUED OPERATIONS                                     20             33                       17
                                                                         ------         ------                   ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   137            226                        2

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                      5              8                        5
                                                                         ------         ------                   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          (pound) 142          $ 234                (pound) 7
                                                                         ======         ======                   ======

SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid (received) during the period for:
             Interest (net of amount capitalized)                   (pound)  26          $  43              (pound)  27
             Income taxes                                           (pound)  (3)          $ (5)             (pound)   -


         The accompanying notes form an integral part of these condensed consolidated statements.




                         SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Stated in Millions)

                                             ASSETS


                                                                                       At September 30, 1999     At March
                                                                                       ---------------------     --------
                                                                                            (Unaudited)           31, 1999
                                                                                             ----------           --------
                                                                                                     (Note A)

PROPERTY, PLANT, AND EQUIPMENT                                                    (pound) 1,439        $2,368  (pound) 1,452
    Less accumulated depreciation                                                           160           263            151
                                                                                         ------        ------         ------
    Total                                                                                 1,279         2,105          1,301
                                                                                         ------        ------         ------

OTHER ASSETS:
    Investments                                                                              15            25             16
    Prepaid pension cost                                                                    135           222            134
    Goodwill, net of accumulated amortization of (pound)18 ($30) at
        September 30, 1999 and(pound)16 at March 31, 1999                                   165           271            167
    Loans to affiliated company                                                             351           578            351
    Premium in respect of loans to affiliated company and related hedges, net of accumulated amortization of (pound)7 ($12) at September
        30, 1999 and (pound)3 at March 31, 1999                                              35            58             39
                                                                                         ------        ------         ------
    Total                                                                                   701         1,154            707
                                                                                         ------        ------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                               142           234              5
    Investments                                                                              14            23             15
    Receivables:
        Customer accounts, less provision for uncollectables of (pound)3 ($5) at
           September 30, 1999 and(pound)10 at March 31, 1999                                 26            43             80
        Other                                                                                16            26             17
    Materials and supplies                                                                    2             3              3
    Prepayments                                                                              17            28             11
                                                                                         ------        ------         ------
    Total                                                                                   217           357            131
                                                                                         ------        ------         ------

TOTAL ASSETS                                                                      (pound) 2,197        $3,616  (pound) 2,139
                                                                                         ======        ======         ======







      The accompanying notes are an integral part of these condensed consolidated balance sheets.


                          SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Stated in Millions)

                              STOCKHOLDER'S EQUITY AND LIABILITIES


                                                                                       At September 30, 1999     At March
                                                                                       ---------------------     --------
                                                                                            (Unaudited)           31, 1999
                                                                                            -----------           --------
                                                                                                     (Note A)
STOCKHOLDER'S EQUITY:
    Common stock, par value(pound)1 per share, 902,128,735 shares
      authorized, issued and outstanding                                            (pound) 902       $1,484    (pound) 902
    Retained deficit  (Note E)                                                              (11)         (18)          (146)
                                                                                         ------       ------          ------
    Total                                                                                   891        1,466            756
                                                                                         ------       ------         ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SOUTHERN INVESTMENTS
  UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
  SUBORDINATED DEBENTURES                                                                    50            82             50

NON-CURRENT LIABILITIES:
    Long-term debt                                                                          301           495            301
    Accumulated deferred income taxes                                                       411           677            363
    Provision for loss contracts (Note F)                                                     -             -             69
    Miscellaneous                                                                            41            68             36
                                                                                         ------        ------         ------
    Total                                                                                   753         1,240            769
                                                                                         ------        ------         ------
CURRENT LIABILITIES:
    Commercial paper                                                                          -             -             94
    Notes payable to banks                                                                  276           454            273
    Notes payable to affiliated company                                                      43            71             25
    Other notes payable                                                                       7            12              7
    Accounts payable                                                                          7            12             44
    Accrued income taxes                                                                     67           110             48
    Interest accrued                                                                         10            16              9
    Miscellaneous                                                                            93           153             64
                                                                                         ------        ------         ------
    Total                                                                                   503           828            564
                                                                                         ------        ------         ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                                        (pound) 2,197        $3,616  (pound) 2,139
                                                                                         ======        ======         ======






     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

(A) Solely for the convenience of the reader, certain pounds sterling amounts included in the condensed consolidated financial statements have been translated into US dollars at the exchange rate of $1.6457 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 1999.

(B) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments necessary to present fairly the results of the three-month and six-month periods ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature.
       The Company's fiscal year-end is March 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

(D) The Company holds the entire share capital of South Western Electricity plc ("SWE").

       On September 30, 1999, SWE completed the sale of its supply business (and certain related activities) to London Electricity plc ("LE"). Under the terms of the agreement, SWE received cash consideration of (pound)160 million, and transferred certain liabilities to LE.

       Prior to the sale, SWE was primarily engaged in two distinct electricity businesses, distribution, which involves the transfer of electricity from the high voltage transmission system, and its delivery, across lower voltage distribution systems, to consumers; and supply, which involves a wholesale energy procurement function and a retail energy sales, service and billing function.

       Proceeds from the sale were utilized to reduce short-term debt ((pound) 20 million) and the remainder ((pound)140 million) temporarily placed on deposit.

       SWE's operating income is predominantly from the distribution business and this will continue now that the sale of the supply business has been completed.

       SWE will brand its distribution business as Western Power Distribution as the SWEB name has transferred to LE.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The supply business segment has been accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated.

       There are certain incremental costs relating to the ongoing business which are a direct consequence of the sale of the supply business and related activities to LE. These costs principally involve the establishment of a new computer environment and data migration and will be charged to operating expenses. These costs are estimated at (pound) 11 million in total and will be substantially incurred in the third quarter.

(E) The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of SWE's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a "one-off windfall levy on the excess profits of the privatized utilities"; SWE's liability was assessed at (pound)90 million during fiscal year 1998.

(F) SWE entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1993. The contract sets escalating electricity purchase prices at predetermined levels. The Company recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent Pool costs in that respective year. Under the terms of the supply sale agreement, LE has assumed SWE's obligations under the contract and therefore the accrual was released and is included within the gain on sale.

(G) The Company engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS "Derivative Financial Instruments" and Note 7 to the financial statements of the Company in
       Item 8 of Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions employed to mitigate the Company's risk related to interest rates and foreign currency exchange rate fluctuations. At September 30, 1999, the status of outstanding non-trading related derivative contracts was as follows:

       (i) Interest rate swaps expiring between 2001 and 2012 with notional amounts totaling(pound)600 million, resulted in an unrealized loss of(pound)29 million.

       (ii) Currency swaps expiring between 2001 and 2007 with notional amounts totaling(pound)350 million, resulted in an unrealized gain of (pound)3 million.

       The above excluded swap agreements between the Company and an affiliated company Holdings UK.

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


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       Financial data for business segments for the periods covered in the Form
       10-Q are as follows:

                                             Distribution         Other     Eliminations        Consolidated
                                             ------------         -----     ------------        ------------

                                                                       (in millions)
       Three Months Ended September 30, 1999:
       -------------------------------------
       Operating revenues                 (pound)   54      (pound)  22      (pound)  (6)        (pound)    70
       Segment operating income                     18               11                -                    29

       Six Months Ended September 30, 1999:
       ------------------------------------
       Operating revenues                 (pound)  107      (pound)  35      (pound) (13)        (pound)   129
       Segment operating income                     38               18                -                    56

       Total assets at September 30, 1999 (pound)1,585      (pound) 612      (pound)   -         (pound) 2,197


       Three Months Ended September 30, 1998:
       --------------------------------------
       Operating revenues                  (pound)  55      (pound) 14      (pound) (11)          (pound)   58
       Segment operating income                     23               3                -                     26

       Six Months Ended September 30, 1998:
       ------------------------------------
       Operating revenues                  (pound) 110      (pound) 28      (pound) (18)          (pound)  120
       Segment operating income                     46               8                -                     54

       Total assets at March 31, 1999     (pound)1,599      (pound)540       (pound)  -          (pound) 2,139



       The "Other" category includes ancillary business activities that generally support SWE's distribution business, including electricity generation for standby purposes, property and telecommunications, as well as corporate items and assets not allocated to specific segments and energy purchasing. Interest expense and taxes are wholly allocated to "Other" and are disclosed in the Condensed Consolidated Statements of Income. With the exception of total assets at March 31, 1999, the values above exclude discontinued operations.

(I) The Company and SWE are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in aggregate. Neither the Company nor SWE is a party to any material legal proceedings nor are they currently aware of any threatened material legal proceedings.

       Reference is made to Note 2 to the financial statements of the Company in
       Item 8 of the Form 10-K for information regarding complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to the use by another employer, The National Grid Company plc ("NGC"), of ESPS surplus to offset that employer's costs of providing early pensions on redundancies and certain other items. NGC, together with National Power PLC, have now initiated appeals in the House of Lords. NGC and National Power PLC have executed deeds of amendment which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment. The House of Lords is unlikely to rule whether such amendments are effective before December 2000. SWE is considering whether to execute similar amendments.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(J) The condensed consolidated financial statements included herein have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, SWE is not subject to rate regulation, but rather, is subject to price cap regulation and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 often contain certain deferred items which have not been included in rates charged to customers in compliance with the respective regulatory authority rulings, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying consolidated financial statements of the Company do not contain such deferrals.

(K) The UK government's 1998 Finance Act included a reduction in the rate of UK corporation tax from 31% to 30% effective April 1999. The decrease resulted in a reduction to SWE's provision for deferred income taxes and a corresponding decrease in income tax expense of approximately (pound)11 million.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    SECOND QUARTER OF FISCAL YEAR 2000 vs. SECOND QUARTER OF FISCAL YEAR 1999
                                       AND
              FISCAL YEAR-TO-DATE 2000 vs. FISCAL YEAR-TO-DATE 1999

RESULTS OF OPERATIONS

Earnings

       On September 30, 1999, SWE completed the sale of its supply business (and certain related activities) to LE. Reference is made to Note D in the "Notes to the Consolidated Financial Statements" herein. The Consolidated Statements of Income for all periods shown have been restated to reflect discontinued operations accounting for this business segment. Net income from discontinued operations for fiscal year 2000 includes an anticipated gain on the sale of (pound)124 million; certain items are subject to finalization including the value of working capital and pension asset to be transferred.

       The Company's net income from continuing operations for the second quarter and year-to-date of fiscal year 2000 was (pound)17 million and (pound)31 million, respectively, compared to (pound)21 million and (pound)35 million for the corresponding period of fiscal year 1999.

       Excluding the effect of a change in the tax rate on deferred income taxes (Note K), significant income statement items from continuing operations appropriate for discussion include the following:

                                                                            Increase (Decrease)
                                                          ----------------------------------------------------
                                                                  Second Quarter               Year-To-Date
                                                           (in millions)       %       (in millions)        %

  Operating revenues...................................    (pound) 12         21        (pound) 9           8
  Interest income from affiliated Company..............             5          -               10           -
  Gain on sale of assets...............................             -          -               (7)       (100)
  Income taxes - customary ............................             4        133                2          18

Operating revenues. Within operating revenues, the distribution business decreased by (pound)1 million for the quarter and by (pound)3 million year-to-date when compared to the same period of fiscal year 1999. Revenues from ancillary businesses (net of eliminations) for the second quarter and year-to-date of fiscal year 2000 increased by (pound)13 million and (pound)12 million respectively, compared to the same period of fiscal year 1999.

Interest income from affiliated company. The second quarter and year-to-date increase is due to interest receivable on three long-term loans (totaling (pound)351 million) made to an affiliated company in December 1998. Reference is made to Note 9 to the financial statements of the Company in Item 8 of the Form 10-K for information relating to capital restructuring.

Gain on sale of assets. The year-to-date decrease is attributed to the gain on the disposition of certain non-core assets in the corresponding period of fiscal year 1999.

Income taxes. The second quarter and year-to-date increase is primarily attributed to higher income before tax, partly offset by a reduction in the UK corporation tax rate from 31% in fiscal year 1999 to 30% in fiscal year 2000.

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

       The largest portion of SWE's operating income is derived from its distribution business - the operation and maintenance of the electricity distribution network in its Authorized Area in the southwest of England. SWE is the only distributor of electricity in this area, and management believes that economic, environmental and regulatory factors are likely to prevent competitors from entering this business in SWE's Authorized Area.

       Distribution revenues are subject to price cap regulation. The Regulator applies a price control formula ("DPCF"), P + RPI -X, where P is the price level at the beginning of each new regulatory period, RPI is the change in the Retail Price Index and X is an adjustment factor determined by the Regulator. X is currently 3% for SWE. The DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can require a one-time price adjustment.

       In August 1999, the Regulator published draft price proposals following his current review of the DPCF for the 14 regional electricity distribution businesses. These proposals stated that SWE should reduce its distribution prices from April 1, 2000 by a percentage within the range 21% to 26% followed by a reduction in real terms of 3% each year from April 1, 2001. This price control will operate until March 2005. In October, the Regulator proposed that the range be revised to 19% to 24%, which includes an allowance to reflect SWE's improved quality of supply performance. Discussions continue and the Regulator's final decision is expected in November. Management is in the process of identifying opportunities to reduce ongoing operating costs.

       Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of Form 10-K for details of the Regulator's proposals and consultation on the regulation of the water, electricity, gas and telecommunications utilities within the UK. As these papers are only consultative at this time, it is not possible for the Company to determine the impact, if any, on the distribution and generation businesses, until after such issues have been finalized by the government, and firm proposals are made by the Regulator.

       The FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was originally to be adopted by the Year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption could increase volatility in earnings and other comprehensive income.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       In January 1999, eleven European Union countries formed an economic and monetary union and started using a single currency the Euro. The UK did not join at this time, but the UK government has indicated that it might in the future. SWE is currently assessing the changes to financial systems that would be required if the Euro is introduced to the UK. The cost of conversion to Euro compatible systems could have a significant impact on future earnings.

       Reference is made to Note (I) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II -
Item 1 - "Legal Proceedings" herein.

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

       SWE depends on complex computer systems for many aspects of its operations, which is primarily the distribution of electricity, as well as other business support activities. SWE has met its goal to have critical devices or software that are required to maintain operations Year 2000 ready by June 1999. Year 2000 ready means that a system or application is determined suitable for continued use through the Year 2000 and beyond. Critical systems include, but are not limited to, control center computer systems, customer service systems, and telephone switches and equipment.

Year 2000 Program and Status

       SWE's executive management recognizes the seriousness of the Year 2000 challenge and has dedicated what it believes to be adequate resources to address the issue. An executive steering committee reviews Millennium Project progress on a regular basis, and Southern receives periodic updates and progress reports.

       SWE's Millennium Project is divided into two phases. Phase one began in 1996 and consisted of identifying and assessing corporate assets related to software systems and devices that contain a computer chip or clock. The first phase was completed in July 1997. Phase two consisted of testing and remediating high priority systems and devices. Also, contingency planning is included in this phase. The end of June 1999 target for phase two was met with the exception of the remediation of a very small number of systems where SWE has third party dependencies; implementation of these was complete by the end of October 1999. The Millennium Project will continue to monitor the affected computer systems, devices, and applications into the Year 2000.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Year 2000 Costs

       Current projected costs of SWE's Year 2000 readiness are approximately (pound)13 million. These costs include labor necessary to identify, test and renovate affected devices and systems. From its inception through September 30, 1999, the Year 2000 program costs amounted to (pound)13 million.

Year 2000 Risks

       SWE has followed a proven methodology for identifying and assessing software and devices containing potential Year 2000 challenges. SWE believes, based on current tests, that the system can provide customers with electricity. These tests increase confidence, but do not guarantee error-free operations. SWE is taking what it believes to be prudent steps to prepare for the Year 2000, and it expects any interruptions in service that may occur to be isolated and short in duration.

       The industry's Regulator, in liaison with independent assessors, has stated that he has not identified any risks of material disruption to the infrastructure process for SWE, and has rated the Company 100% compliant, as measured by the Regulator.

       SWE has reviewed the Year 2000 readiness of material third parties which provide goods and services crucial to SWE's operations. Among such critical third parties are the NGG, telecommunications, water, and other suppliers. There is some risk associated with representations by third parties regarding their readiness and completion of their own Year 2000 related work. Contingency plans based on the assessment of each third party's ability to continue supplying critical goods and services to SWE are being developed.

       There is a potential for some earnings erosion caused by reduced electrical demand by customers because of their Year 2000 issues.

Year 2000 Contingency Plans

       SWE is skilled at using contingency plans in unusual circumstances because of experience with storms. As part of Year 2000 business continuity and contingency planning, SWE is drawing on that experience to make risk assessments and is developing additional plans to deal specifically with situations that could arise relative to Year 2000 challenges. SWE is identifying critical operational locations, and key employees will be on duty at those locations during the Year 2000 transition. In September 1999, drills were successfully conducted to test contingency plans. Because of the level of detail of the contingency planning process, management feels that the contingency plans will keep any service interruptions that may occur isolated and short in duration.

       SWE is participating with the rest of the UK Electricity Industry and also with other utilities (water, telecommunications and gas) through the Year 2000 Utilities Interest Group where the focus now is very much on contingency planning.

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

       The major change in the Company's financial condition during the six months to September 30, 1999 related to the sale of the supply business as discussed elsewhere in this document. In addition SWE expended approximately (pound)31 million in property, plant, and equipment, largely in respect of the distribution network. The funds required for such additions were derived primarily from operations. It is expected that SWE's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

       Demand for electricity in Great Britain, in general, and in SWE's Authorized Area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. SWE balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

       The Company holds the entire share capital of SWE. The Company is primarily dependent upon dividends from SWE for its cash flow. SWE can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at SWE to allow for reasonable and necessary dividends from SWE, through operations, to be distributed to the Company. In the UK, the Accounting Standards Board is currently reviewing the treatment of deferred income tax accounting. If full provision for deferred tax were required, SWE's distributable reserves could be eliminated. In addition, in September 1999, the Regulator varied the licenses under which all RECs (including SWE) operate such that the directors of a REC must certify to the Regulator that it is reasonably foreseeable that the REC will not breach any of its license conditions if it declares a dividend. SWE has no reason to believe that a breach of its license would flow from declaring a reasonable dividend.

Financing Activities

       The Company has a US commercial paper program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, under which the maximum available is $520 million. At September 30, 1999 the amount unutilized under these facilities was $191 million. SWE enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

       SWE actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At September 30, 1999 the Company and SWE together had short-term debt of (pound)326 million ($537 million) outstanding ($329 million from a swingline and revolving credit facility, and $208 million in other short-term loans).

       To meet short-term cash needs and contingencies, the Company and SWE together had at September 30, 1999 approximately (pound)2 million of cash and (pound)55 million of unutilized committed lines of credit with banks. Also available was $191 million of the swingline and revolving credit facility mentioned above. It also had (pound)140 million on short term cash deposit being part of the proceeds from the sale of the supply business.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




       Excluding swap agreements between the Company and Holdings UK, at September 30, 1999, the Company and SWE have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totaling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totaling (pound)350 million.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

(1) Reference is made to the Notes to the Consolidated Financial Statements herein for information regarding certain legal and administrative proceedings in which the Company is involved.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.
    --------

      Exhibit 10 - SWEB Public Electricity Supply License dated September
                   30, 1999, which supersedes Exhibits 10.1 and 10.2, as designated in Form 10-K for the year ended March 31, 1999.

      Exhibit 15 - Report of Independent Public Accountants

      Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K.
    -------------------

     The Company filed a Current Report on Form 8-K dated September 30, 1999:
           Items reported:                Item 2
                                          Item 7

           Financial statements filed:    Yes

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          SOUTHERN INVESTMENTS UK plc




          /s/W. P. Bowers
     By   W. P. Bowers
          Director




          /s/ D. C. S. Oosthuizen
     By   D. C. S. Oosthuizen
          Director, Chief Financial and Accounting Officer








                                                       Date: November 12, 1999