Form 10-Q
period 1999-12-31
SOUTHERN INVESTMENTS UK PLC
filed 2000-02-14
CIK 1019672

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended December 31, 1999
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____



             Commission      Registrant, State of Incorporation,      I.R.S. Employer
             File Number     Address and Telephone Number             Identification No.
             -----------     -----------------------------------      -----------------
             333-09033       Southern Investments UK plc                 None
                             (Registered in England & Wales)
                             Avonbank
                             Feeder Road
                             Bristol
                             BS2 0TB, UK
                             (01144) 117 9332000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No __


                                                      Description of                          Shares Outstanding
Registrant                                            Common Stock                            at January 31, 2000
----------                                            ------------                            -------------------
Southern Investments UK plc                           Par Value(pound)1 Per Share             902,128,735





           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       This Quarterly Report on Form 10-Q includes forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding the current review of regulation, and the impact of the distribution price review which takes effect April 1, 2000; potential business strategies, including acquisitions or dispositions of assets or internal restructuring that may be pursued by the Company or its subsidiaries; the potential introduction of the Euro; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the Company with the SEC.


                                          SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                      (Stated in Millions)

                                                                            For the Three Months Ended December 31,
                                                                            ---------------------------------------

                                                                                  1999                           1998
                                                                                  ----                           ----
                                                                                       (Note A)

OPERATING REVENUES                                                    (pound) 74        $ 119              (pound) 68
COST OF SALES                                                                  5            8                       6
                                                                          ------       ------                  ------
GROSS MARGIN                                                                  69          111                      62
                                                                          ------       ------                  ------
OPERATING EXPENSES:
    Maintenance                                                                9           15                      10
    Depreciation and amortization                                             18           29                      12
    Selling, general, and administrative                                     (15)         (25)                      8
    Write down of meters (Note D)                                             22           36                       -
    Incremental expenses incurred as a direct consequence
      of the disposal of the supply business (Note E)                          2            3                       -
                                                                          ------       ------                  ------
    Total operating expenses                                                  36           58                      30
                                                                          ------       ------                  ------
OPERATING INCOME                                                              33           53                      32
                                                                          ------       ------                  ------
OTHER INCOME (EXPENSE):
    Interest income from affiliated company                                    5            8                       1
    Interest expense                                                         (13)         (21)                    (13)
    Other, net                                                                 2            3                       2
                                                                          ------       ------                  ------
    Total other income (expense)                                              (6)         (10)                    (10)
                                                                          ------       ------                  ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                       27           43                      22

INCOME TAXES:
    Customary                                                                 (9)         (14)                     (7)
    Release of income tax accruals                                             -            -                       7
                                                                          ------       ------                  ------
INCOME FROM CONTINUING OPERATIONS                                             18           29                      22

DISCONTINUED OPERATIONS:
    Loss from operations of discontinued supply business
      (less applicable income taxes of(pound)- ($-), and(pound)(1))           -            -                      (3)
    Gain on disposal of supply business (less applicable
      income taxes of(pound)1 ($2)) (Note E)                                  1            2                       -
                                                                         ------       ------                  ------
NET INCOME                                                           (pound) 19         $ 31              (pound) 19
                                                                         ======       =======                 ======


    The accompanying notes form an integral part of these condensed consolidated statements.

                                             2




                                             SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                            (Stated in Millions)

                                                                             For the Nine Months Ended December 31,
                                                                             --------------------------------------

                                                                                  1999                           1998
                                                                                  ----                           ----
                                                                                       (Note A)

OPERATING REVENUES                                                   (pound) 203        $ 328             (pound) 188
COST OF SALES                                                                 14           23                      12
                                                                          ------       ------                  ------
GROSS MARGIN                                                                 189          305                     176
                                                                          ------       ------                  ------
OPERATING EXPENSES:
    Maintenance                                                               27           43                      27
    Depreciation and amortization                                             44           71                      37
    Selling, general, and administrative                                       4            6                      26
    Write down of meters (Note D)                                             22           36                       -
    Incremental expenses incurred as a direct consequence
      of the disposal of the supply business (Note E)                          3            5                       -
                                                                          ------       ------                  ------
    Total operating expenses                                                 100          161                      90
                                                                          ------       ------                  ------
OPERATING INCOME                                                              89          144                      86
                                                                          ------       ------                  ------
OTHER INCOME (EXPENSE):
    Interest income from affiliated company                                   15           24                       1
    Interest expense                                                         (41)         (66)                    (41)
    Gain on sale of assets                                                     -            -                       7
    Other, net                                                                 8           13                       4
                                                                          ------       ------                  ------
    Total other income (expense)                                             (18)         (29)                    (29)
                                                                          ------       ------                  ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                       71          115                      57

INCOME TAXES:
    Customary                                                                (22)         (36)                    (18)
    Release of income tax accruals                                             -            -                       7
    Effect of change in tax rate (Note L)                                      -            -                      11
                                                                          ------       ------                  ------
INCOME FROM CONTINUING OPERATIONS                                             49           79                      57

DISCONTINUED OPERATIONS:
    Income from operations of discontinued supply business
     (less applicable income taxes of(pound)2 ($3), and(pound)1)               4            6                       1
    Gain on disposal of supply business (less applicable
      income taxes of(pound)49 ($79)) (Note E)                               125          202                       -
                                                                          ------       ------                  ------
NET INCOME                                                           (pound) 178        $ 287              (pound) 58
                                                                          ======       ======                  ======

    The accompanying notes form an integral part of these condensed consolidated statements


                                            3


                                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    (Stated in Millions)

                                                                             For the Nine Months Ended December 31,
                                                                             --------------------------------------

                                                                                  1999                             1998
                                                                                  ----                             ----
                                                                                       (Note A)
OPERATING ACTIVITIES:

    Net income                                                      (pound) 178         $ 287               (pound) 58
    Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
      Income from operations of discontinued supply business                 (4)           (6)                      (1)
      Gain on disposal of supply business (Note E)                         (125)          (202)                       -
      Depreciation and amortization                                          44             71                       38
      Write down of meters (Note D)                                          22             36                        -
      Deferred income taxes                                                   3              5                       (4)
      Gain on sale of assets                                                  -              -                       (7)
      Changes in certain current assets and liabilities:
         Receivables, net                                                   (57)           (92)                       9
         Accounts payable                                                    46             74                        5
         Accrued income taxes                                                21             34                      (39)
         Other                                                              (35)           (57)                     (11)
                                                                         ------         ------                   ------
    Net cash provided from operating activities of continuing operations     93            150                       48
                                                                         ------         ------                   ------
INVESTING ACTIVITIES:

    Capital expenditures                                                    (52)           (84)                     (58)
    Proceeds from sale of supply business (Note E)                          160            259                        -
    Proceeds from sale of assets                                              -              -                       10
    Proceeds from sale of investments                                         5              8                        -
                                                                         ------         ------                   ------
    Net cash provided from (used for) investing activities of continuing
        operations                                                          113            183                      (48)
                                                                         ------         ------                   ------
FINANCING ACTIVITIES:

    Payments of common stock dividends                                     (177)          (286)                     (20)
    Change in short-term borrowings                                         (36)           (58)                      (4)
    Issue of share capital                                                    -              -                      402
    Loans to affiliated company                                               -              -                     (351)
    Payment of premium in respect of loans to affiliated company and
        related hedges                                                        -              -                      (51)
                                                                         ------         ------                   ------
    Net cash used for financing activities of continuing operations        (213)          (344)                     (24)
                                                                         ------         ------                   ------

CASH PROVIDED BY DISCONTINUED OPERATIONS                                     20             32                       22
                                                                         ------         ------                   ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         13             21                       (2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              5              8                        5
                                                                         ------         ------                   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           (pound) 18           $ 29                (pound) 3
                                                                         ======         ======                   ======

SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid during the period for interest                         (pound) 36          $  58               (pound) 36

    Cash paid during the period for income taxes:
             Customary                                               (pound)  -          $   -               (pound)  -
             Windfall levy                                           (pound)  -          $   -               (pound) 45

          The accompanying notes form an integral part of these condensed consolidated statements.



                                                    SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                  (Stated in Millions)

                                                                         ASSETS

                                                                                       At December 31, 1999      At March 31,
                                                                                       --------------------      ------------
                                                                                            (Unaudited)               1999
                                                                                            -----------               ----
                                                                                                    (Note A)

PROPERTY, PLANT, AND EQUIPMENT                                                    (pound) 1,447       $ 2,337  (pound) 1,452
    Less accumulated depreciation                                                           186           301            151
                                                                                         ------        ------         ------
    Total                                                                                 1,261         2,036          1,301
                                                                                         ------        ------         ------

OTHER ASSETS:

    Investments                                                                              15            24             16
    Prepaid pension cost                                                                    138           223            134
    Goodwill, net of accumulated amortization of(pound)19 ($31) at
        December 31, 1999 and(pound)16 at March 31, 1999                                    164           265            167
    Loans to affiliated company                                                             351           567            351
    Premium in respect of loans to affiliated company and related hedges, net of accumulated amortization of(pound)9 ($15) at December
        31, 1999 and(pound)3 at March 31, 1999                                               33            53             39
                                                                                         ------        ------         ------
    Total                                                                                   701         1,132            707
                                                                                         ------        ------         ------
CURRENT ASSETS:

    Cash and cash equivalents                                                                18            29              5
    Investments                                                                              13            21             15
    Receivables:
        Customer accounts, less provision for uncollectables of(pound)2 ($3) at
           December 31, 1999 and(pound)10 at March 31, 1999                                  54            87             80
        Other                                                                                17            28             17
    Materials and supplies                                                                    2             3              3
    Prepayments                                                                              14            23             11
                                                                                         ------        ------         ------
    Total                                                                                   118           191            131
                                                                                         ------        ------         ------

TOTAL ASSETS                                                                      (pound) 2,080       $ 3,359  (pound) 2,139
                                                                                        =======       =======         ======










    The accompanying notes are an integral part of these condensed consolidated balance sheets.




                                            SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Stated in Millions)

                                                 STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                               At December 31, 1999      At March
                                                                               --------------------      --------
                                                                                    (Unaudited)           31, 1999
                                                                                    -----------           -------
                                                                                            (Note A)

STOCKHOLDER'S EQUITY:

   Common stock, par value(pound)1 per share, 902,128,735 shares
     authorized, issued and outstanding                                (pound)    902       $ 1,457   (pound) 902
   Retained deficit  (Note F)                                                    (145)         (234)         (146)
                                                                               ------        ------        ------
   Total                                                                          757         1,223           756
                                                                               ------        ------        ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SOUTHERN INVESTMENTS
  UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
  SUBORDINATED DEBENTURES                                                         50            81             50

 COMMITMENTS AND CONTINGENT MATTERS (NOTES H
   AND J)

NON-CURRENT LIABILITIES:
    Long-term debt                                                               301           486            301
    Accumulated deferred income taxes                                            419           676            363
    Provision for loss contracts (Note G)                                          -             -             69
    Miscellaneous                                                                 14            23             36
                                                                              ------        ------         ------
    Total                                                                        734         1,185            769
                                                                              ------        ------         ------
CURRENT LIABILITIES:

    Commercial paper                                                               -             -             94
    Notes payable to banks                                                       332           536            273
    Notes payable to affiliated company                                           26            42             25
    Other notes payable                                                            5             8              7
    Accounts payable                                                               3             5             44
    Accrued income taxes                                                          65           105             48
    Interest accrued                                                              14            23              9
    Miscellaneous                                                                 94           151             64
                                                                              ------        ------         ------
    Total                                                                        539           870            564
                                                                              ------        ------         ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                             (pound) 2,080       $ 3,359  (pound) 2,139
                                                                              ======       =======         ======





     The accompanying notes are an integral part of these condensed consolidated balance sheets.




                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)

(A) Solely for the convenience of the reader, certain pounds sterling amounts included in the condensed consolidated financial statements have been translated into US dollars at the exchange rate of $1.6150 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1999.

(B) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments necessary to present fairly the results of the three-month and nine-month periods ended December 31, 1999 and 1998. All such adjustments are of a normal recurring nature. The Company's fiscal year-end is March 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

(D) The UK electricity Regulator is introducing competition in metering activities, namely meter fixing (meter provision, installation, certification, and repair) and meter reading. Meter fixing must be undertaken by licensed providers, of which SWE is one. Based on the anticipated regulation, the current carrying value of metering assets will be impaired. As a result, the Company has recorded an anticipated impairment loss of (pound)22 million to reflect the amount by which the carrying value of metering assets exceeds their fair value. The fair value is assessed by reference to the present value of estimated future cash flows to be generated by the assets, using a discount rate commensurate with the risks involved.

(E) The Company holds the entire share capital of South Western Electricity plc ("SWE").

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

       There are certain incremental costs relating to the ongoing business which are a direct consequence of the sale of the supply business and related activities to LE. These costs total (pound)3 million and principally involve the establishment of a new computer environment and data migration.

(F) The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of SWE's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a "one-off windfall levy on the excess profits of the privatized utilities"; SWE's liability was assessed at (pound)90 million during fiscal year 1998.

(G) SWE entered into a contract relating to the purchase of 200 megawatts of capacity from a 7.69% owned related party, Teesside Power Limited ("Teesside"), for a period of 15 years beginning April 1993. The contract set escalating electricity purchase prices at predetermined levels. The Company recognized an accrual at the acquisition date for the excess of these Teesside power purchase costs in each year over an estimate of the equivalent Pool costs in that respective year. Under the terms of the supply sale agreement, LE assumed SWE's obligations under the contract and therefore the accrual was released and is included within the gain on sale.

(H) The Company engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 7 to the financial statements of the Company in
       Item 8 of Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions employed to mitigate the Company's risk related to interest rates and foreign currency exchange rate fluctuations. At December 31, 1999, the status of outstanding non-trading related derivative contracts was as follows:

       (i) Interest rate swaps expiring between 2001 and 2012 with notional amounts totaling (pound)600 million, resulted in an unrealized loss of (pound)30 million.

       (ii) Currency swaps expiring between 2001 and 2007 with notional amounts totaling (pound)350 million, resulted in an unrealized loss of (pound)2 million.

       The above excludes swap agreements between the Company and an affiliated company, Holdings UK.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(I) Financial data for business segments for the periods covered in the Form 10-Q are as follows:

                                             Distribution        Other     Eliminations  Consolidated
                                             ------------        -----     ------------  ------------
                                                                       (in millions)
       Three Months Ended December 31, 1999:
       ------------------------------------
       Operating revenues                 (pound)    71      (pound)   7   (pound) (4)    (pound)    74
       Segment operating income                      28                5            -                33

       Nine Months Ended December 31, 1999:
       -----------------------------------
       Operating revenues                 (pound)   178      (pound)  42   (pound)(17)    (pound)   203
       Segment operating income                      66               23            -                89

       Total assets at December 31, 1999  (pound) 1,596      (pound) 484   (pound)  -     (pound) 2,080

       Three Months Ended December 31, 1998:
       ------------------------------------
       Operating revenues                 (pound)   68       (pound)   9   (pound) (9)    (pound)    68
       Segment operating income                     34                (2)           -                32

       Nine Months Ended December 31, 1998:
       -----------------------------------
       Operating revenues                 (pound)  178       (pound)  37   (pound) (27)   (pound)   188
       Segment operating income                     80                 6             -               86

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

(J) The Company and SWE are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in aggregate. Neither the Company nor SWE is a party to any material legal proceedings nor are they currently aware of any threatened material legal proceedings.

       Reference is made to Note 2 to the financial statements of the Company in
       Item 8 of the Form 10-K for information regarding complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to the use by another employer, The National Grid Company plc ("NGC"), of ESPS surplus to offset that employer's costs of providing early pensions on redundancies and certain other items. NGC, together with National Power PLC, have now initiated appeals in the House of Lords. NGC and National Power PLC have executed deeds of amendment which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment. The House of Lords is unlikely to rule whether such amendments are effective before December 2000. SWE is considering whether to execute similar amendments. Based on the Company's assessment of the current legal position, it anticipates that a payment into the ESPS of (pound)
       24 million will ultimately be required. Under the FASB 87 "Employers' Accounting for Pensions" there will be no immediate impact to Net Income.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(K) The condensed consolidated financial statements included herein have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, SWE is not subject to rate regulation, but rather, is subject to price cap regulation and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 often contain certain deferred items which have not been included in rates charged to customers in compliance with the respective regulatory authority rulings, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying consolidated financial statements of the Company do not contain such deferrals.

(L) The UK government's 1998 Finance Act included a reduction in the rate of UK corporation tax from 31% to 30% effective April 1999. The decrease resulted in a reduction to SWE's provision for deferred income taxes and a corresponding decrease in income tax expense of approximately (pound)11 million.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     THIRD QUARTER OF FISCAL YEAR 2000 vs. THIRD QUARTER OF FISCAL YEAR 1999
                                       AND
              FISCAL YEAR-TO-DATE 2000 vs. FISCAL YEAR-TO-DATE 1999


RESULTS OF OPERATIONS

Earnings

       On September 30, 1999, SWE completed the sale of its supply business (and certain related activities) to LE. Reference is made to Note E in the "Notes to the Consolidated Financial Statements" herein. The Consolidated Statements of Income for all periods shown have been restated to reflect discontinued operations accounting for this business segment. Net income from discontinued operations for fiscal year 2000 includes an anticipated gain on the sale of (pound)125 million; certain items are subject to finalization including the value of working capital and pension asset to be transferred.

       The Company's net income from continuing operations for the third quarter and year-to-date of fiscal year 2000 was (pound)18 million and (pound)49 million, respectively, compared to (pound)22 million and (pound)57 million for the corresponding period of fiscal year 1999. This is explained below.

       Excluding the effect of a change in the tax rate on deferred income taxes (Note L), significant income statement items from continuing operations appropriate for discussion include the following:


                                                                          Increase (Decrease)
                                                        --------------------------------------------------------
                                                                Third Quarter                Year-To-Date
                                                         (in millions)       %        (in millions)       %
Operating revenues...................................     (pound) 6          9        (pound) 15          8
Depreciation and amortization........................             6         50                 7         19
Selling, general, and administrative expenses........           (23)      (287)              (22)       (85)
Write down of meters ................................            22          -                22          -
Incremental supply disposal expenses.................             2          -                 3          -
Interest income from affiliated Company..............             4        400                14       1400
Gain on sale of assets...............................             -          -                (7)      (100)
Income taxes - customary.............................             2         29                 4         22

Operating revenues. Within operating revenues, the distribution business segment increased by (pound)3 million for the quarter when compared to the same period of fiscal year 1999. Revenues from ancillary businesses (net of eliminations) for the third quarter and year-to-date of fiscal year 2000 increased by (pound)3 million and (pound)15 million respectively, compared to the same period of fiscal year 1999.

Depreciation and amortization. The third quarter and year-to-date increase is directly related to the write down of certain short life network assets. This is largely a consequence of the supply sale, which has resulted in certain assets being replaced sooner than anticipated.

Selling, general, and administrative expenses. The third quarter and year-to-date decrease is primarily attributed to the finalization of certain liabilities relating to the completion of the sale of the supply business and the outcome of the current distribution price review, published in December 1999. These include severance related liabilities and costs associated with implementing the Regulator's final proposals.

Write down of meters. The UK electricity Regulator is introducing competition in metering activities, namely meter fixing (meter provision, installation, certification, and repair) and meter reading. As a result, the Company has recorded an anticipated impairment loss of (pound)22 million to reflect the amount by which the carrying value of metering assets exceeds their fair value. See Note D.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Incremental expenses incurred as a direct consequence of the disposal of the supply business. There are certain incremental costs relating to the ongoing business, which are a direct consequence of the sale of the supply business and related activities to LE. These costs total (pound)3 million and principally involve the establishment of a new computer environment and data migration.

Interest income from affiliated company. The third quarter and year-to-date increase is due to interest receivable on three long-term loans (totaling (pound)351 million) made to an affiliated company in December 1998. Reference is made to Note 9 to the financial statements of the Company in Item 8 of the Form 10-K for information relating to capital restructuring.

Gain on sale of assets. The year-to-date decrease is attributed to the gain on the disposition of certain non-core assets in the corresponding period of fiscal year 1999.

Income taxes. The third quarter and year-to-date increase is primarily attributed to higher income before tax, partly offset by a reduction in the UK corporation tax rate from 31% in fiscal year 1999 to 30% in fiscal year 2000.

Future Earnings Potential

       The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including review of regulation, the impact of the current distribution price review, and the outcome of future distribution price reviews.

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

       In December 1999, the Regulator published final price proposals following his review of the DPCF for the 14 regional electricity distribution businesses. For SWE, these proposals represent a 20% reduction to distribution prices from April 1, 2000, followed by a reduction in real terms of 3% each year from April 1, 2001. This price control is scheduled to operate until March 2005. The previous announcement by the Regulator, in October, suggested a price reduction of 19%. However, this excluded a separate proposal to reduce revenues by a further 1% in respect of the recovery of costs for the opening up of the competitive supply market. This latter reduction was included in the final total reduction of 20%. In response, management plans to maximise efficiency and customer service as a focussed distribution company. The implementation of the plans has necessitated an overall reduction in staffing levels by approximately 10%. The reductions are focussed on administrative and corporate functions, with minimal impact on field staff, ensuring customer service is not affected. Management are evaluating further opportunities to reduce ongoing operating costs.

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

       In January 1999, eleven European Union countries formed an economic and monetary union and started using a single currency - the Euro. The UK did not join at this time, but the UK government has indicated that it might in the future. SWE has assessed changes that would be required if the Euro is introduced to the UK. The cost of conversion to Euro compatible systems could have a significant impact on future earnings.

       Reference is made to Note (J) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II -
Item 1 - "Legal Proceedings" herein.

YEAR 2000 CHALLENGE

       The work undertaken by the Company to ensure all critical computer systems and other date sensitive devices would function correctly in the Year 2000 was highly successful. There were no material incidents reported and no disruption of electric service within the service area. There were no reports of significant events regarding third parties that impacted revenues or expenses.

       Final projected costs of SWE's Year 2000 program are (pound)13 million. These costs include labor necessary to identify, test, and renovate affected devices and systems. From its inception through December 31, 1999, the Year 2000 program costs amounted to (pound)13 million.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

       The major change in the Company's financial condition during the nine months to December 31, 1999 related to the sale of the supply business as discussed elsewhere in this document. In addition SWE expended approximately (pound)52 million in property, plant, and equipment, largely in respect of the distribution network. The funds required for such additions were derived primarily from operations. It is expected that SWE's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

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

Financing Activities

       The Company has a US commercial paper program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, under which the maximum available is $520 million. At December 31, 1999 the amount unutilized under these facilities was $24 million. SWE enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

       SWE actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At December 31, 1999 the Company and SWE together had short-term debt of (pound)363 million ($586 million) outstanding ($496 million from a swingline and revolving credit facility, and $90 million in other short-term loans).

       To meet short-term cash needs and contingencies, the Company and SWE together had at December 31, 1999 approximately (pound)2 million of cash and (pound)105 million of unutilized committed lines of credit with banks. Also available was $24 million of the swingline and revolving credit facility mentioned above. It also had (pound)16 million on short term cash deposit being part of the contingency plan for funding over the Millennium period. SWE extended its borrowing over the Millennium due to the uncertainty and volatility of short term borrowing rates and availability.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       Excluding swap agreements between the Company and Holdings UK, at December 31, 1999, the Company and SWE have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totaling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totaling (pound)350 million.

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

          SOUTHERN INVESTMENTS UK plc




         /s/W.P. Bowers
     By   W. P. Bowers
          Director




         /s/ D.C.S. Oosthuizen
     By   D. C. S. Oosthuizen
          Director, Chief Financial and Accounting Officer





                                                       Date: February 14, 2000