Form 10-K405
period 2000-03-31
SOUTHERN INVESTMENTS UK PLC
filed 2000-06-19
CIK 1019672

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2000
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                   Registrant, State or other Jurisdiction
  Commission       of Incorporation or Organization,           I.R.S. Employer
  File Number      Address and Telephone Number              Identification No.
  -----------      ---------------------------------         ------------------

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


                                                    Description of                           Shares Outstanding
Registrant                                          Common Stock                                at May 31, 2000
----------                                          --------------                           ------------------
Southern Investments UK plc                         Par Value(pound)1 Per Share                     902,128,735





                                Table of Contents

              PART I                                                                                       PAGE

Item 1        Business
                  General.................................................................................. I-1
                  Overview of the Electric Utility Industry in England and Wales........................... I-2
                  WPD's Distribution Business.............................................................. I-3
                  WPD's Ancillary Business Activities...................................................... I-5
                  Risk Management.......................................................................... I-5
                  UK Environmental Regulation.............................................................. I-6
                  Employee Relations....................................................................... I-6
Item 2         Properties.................................................................................. I-7
Item 3         Legal Proceedings........................................................................... I-7
Item 4         Submission of Matters to a Vote of Security Holders......................................... I-8

               PART II

Item 5         Market for Registrant's Common Equity....................................................... II-1
Item 6         Selected Financial Data..................................................................... II-1
Item 7         Management's Discussion and Analysis of Results of Operations and Financial Condition
                  Results of Operations.................................................................... II-2
                  Financial Condition...................................................................... II-6
Item 7A        Quantitative and Qualitative Disclosures about Market Risk.................................. II-9
Item 8         Financial Statements and Supplementary Data................................................. II-10
Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................................................... II-29

               PART III

Item 10        Directors and Executive Officers of the Registrant.......................................... III-1
Item 11        Executive Compensation...................................................................... III-3
Item 12        Security Ownership of Certain Beneficial Owners and Management.............................. III-4
Item 13        Certain Relationships and Related Transactions.............................................. III-6

               PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.............................................................................. IV-1


           Cautionary Statement Regarding Forward-Looking Information

       The Company's 2000 Annual Report on Form 10-K includes forward-looking and historical information. The
Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory issues (such as the results of the current review of regulation, and the impact of the most recent distribution price control review effective April 2000); potential business strategies, including acquisitions or dispositions of assets or businesses or internal restructuring that may be pursued by the Company or its subsidiaries; the potential introduction of the Euro; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors discussed elsewhere herein and in other reports filed from time to time by the Company with the SEC.



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

         "Electricity Act" means the Electricity Act 1989.

         "EMFs" means electromagnetic fields.

         "End Users" means consumers of electricity connected to a distribution network.

         "Fiscal Year" means a year ended March 31.

         "Holdings" means WPD Holdings Limited, the direct parent company of the Company.

         "Holdings UK" means WPD Holdings UK, an unlimited liability company and the direct parent company of Holdings.

         "Mighteager" means Mighteager Limited, a Director of the Company.

         "NGC" means the National Grid Company which owns and operates the high voltage transmission system in England and Wales. This network connects the power stations to regional and local distribution systems.

         "OFGEM" means the Office of Gas and Electricity Markets, the body appointed by the Government of the UK to regulate the gas and electricity industry in Great Britain.

         "PES" means public electricity supplier licensed by the Regulator.

         "Pool" means the wholesale trading market for electricity in England and Wales.

         "PPL" means PPL Corporation, a public stock corporation, and ultimate parent of PPLG and the registered utility Pennsylvania Power and Light.

         "PPLG" means PPLG UK, a direct shareholder in Holdings UK and an indirect wholly owned subsidiary of PPL Corporation.

         "PPLG Directors" means Accentacross and Mighteager.

         "Price Cap" means a maximum price per unit of electricity supplied for various tariffs as established by the Regulator.

         "REC" means one of the 12 regional electricity companies in England and Wales licensed to distribute, supply, and, to a limited extent, generate electricity.

         "Regulator" means The Director General of Gas and Electricity Supply in Great Britain.

         "SEC" means the Securities and Exchange Commission.

         "SFAS" means US Statement of Financial Accounting Standard.

         "Southern" means Southern Company, the ultimate parent company of the Southern Company system.

         "Southern Company system" means Southern and its subsidiaries.

         "UK" means the United Kingdom.

         "UK GAAP" means accounting principles generally accepted in the UK.

         "US" means the United States of America.

         "US GAAP" means accounting principles generally accepted in the US.

         "WPD" means Western Power Distribution, the trading name of South
          Western Electricity plc, a subsidiary of the Company, and the main operating company within the Holdings UK group.

                                     PART I

Item 1.   BUSINESS

       Solely for the convenience of the reader, certain pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 2000 of $1.5922 = (pound)1.00; see Note 1 in the "Notes to the Consolidated Financial Statements".

General

       The Company was incorporated as a public limited company under the laws of England and Wales in June 1995 as a vehicle for the acquisition of South Western Electricity plc, one of the 12 RECs in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of South Western Electricity plc, and subsequently replaced South Western Electricity plc's board of directors and certain senior managers with officers and employees of companies from within the Southern Company system. The Company's main investment and only significant asset is the entire share capital of South Western Electricity plc, which is headquartered in Bristol, England.

       The Company is a wholly owned subsidiary of Holdings, which in turn has been wholly owned by Holdings UK since June 1998. From September 1995 to July 1996, Holdings was an indirect wholly owned subsidiary of Southern. In July 1996, Southern sold a 25% economic interest in Holdings to a subsidiary of PPL. In June 1998, Southern sold an additional 26% economic interest in Holdings to PPL, and on the same day both parties agreed to exchange their interests in Holdings for interests in Holdings UK which carried the same rights. Southern currently has a 49% economic interest in South Western Electricity plc and the Holdings UK group, yet retain operational and management control with 50.5% of the voting rights.

       In September 1999, South Western Electricity plc completed the sale of its electricity supply business (known as "SWEB") and certain related activities, together with the name `SWEB', to London Electricity plc for (pound)160 million and the assumption of certain liabilities. South Western Electricity plc now trades under the name Western Power Distribution ("WPD"). WPD's main business is the distribution of electricity to approximately 1.4 million end users in its Authorized Area in the southwest of England.

       WPD's Authorized Area covers approximately 5,560 square miles extending from Bristol and Bath in the northeast, 188 miles southwest along the peninsula to Land's End and 28 miles beyond to the Isles of Scilly, and has a resident population of approximately 2.8 million. The southwest of England, of which the Authorized Area forms the greater part, has benefited from economic growth (as measured by Gross Domestic Product) which on average has exceeded the UK rate during the 1990's and over the longer term. The area has also benefited from an average unemployment rate during calendar year 1999 of approximately 3.1% which was below the UK average of 4.3% according to a 2000 study by Cambridge Econometrics. The largest cities and towns in WPD's Authorized Area are Bath, Bristol, Exeter, Plymouth and Taunton. Business activity is generally concentrated in the population centers around Bristol, Bath and Plymouth. The Bristol and Bath area is served by the M4 and M5 motorways, a rail network including a link between Bristol and London, and a commercial port at Avonmouth.

       The Company and WPD have undertaken to make WPD a more focused company, concentrating on the main electricity business of distribution. Several businesses not related to distribution have been sold since WPD was acquired by Southern, and the remaining ancillary businesses have been redirected to focus on support for the main distribution business.

       On May 31, 2000 an associate of the Company made a bid of (pound)464 million to purchase the entire ordinary share capital of Hyder plc, the company which owns and runs the electricity network in South Wales and the water distribution and waste water treatment business for the whole of Wales. This represents a bid of (pound)3.00 per share. If the bid is successful, it is intended that WPD will become involved with the management of the electricity network in South Wales. The offer will be circulated to Hyder plc shareholders and final approval could take up to 90 days. This bid follows an earlier bid from the Principal Finance Group to purchase the company for (pound)2.60 per share.

Overview of the Electric Utility Industry in England and Wales

       In 1990, the electric utility industry in Great Britain was privatized, and South Western Electricity plc was created along with the other 11 RECs in England and Wales. In connection with the privatization, distribution assets in England and Wales, previously owned indirectly by Her Majesty's Government, were allocated among the RECs, licensing requirements were established for the RECs and price controls were implemented in the areas of distribution and supply. In England and Wales, generation assets were allocated to two fossil-fired generators, National Power and PowerGen, and a nuclear generator, Nuclear Electric. National Power and PowerGen became private companies in 1992, while Nuclear Electric was privatized as part of British Energy in 1996. At that time the older nuclear stations were transferred to Magnox Electric, which has subsequently become part of BNFL (British Nuclear Fuels). The national network of high voltage transmission assets in England and Wales were allocated to the newly created National Grid Company ("NGC"). Initially, NGC was jointly owned by the RECs but was floated on the stock market as an independent company in December 1995.

       The Government's golden shares in the RECs, which prevented takeovers and mergers, expired in March 1995, resulting in several changes of ownership. Six RECs are currently owned by US corporations, one by a French company and the remaining RECs by other utility companies.

       The core business of the RECs was originally the distribution of electricity over the network, and supply of electricity to final customers. Most RECs still both distribute and supply electricity, but since the beginning of 1999 three RECs (including WPD) have sold their supply businesses and are thus only engaged in electricity distribution.

Generation

       Generators sell electricity to suppliers through the wholesale electricity market, the Pool. Any generator can gain access to the high voltage transmission system, subject to meeting the specific technical requirements for connection. Increased competition in generation, divestment of coal-fired capacity as required by the Regulator, and increased output from nuclear plant, and imports across the Scottish and French interconnectors have resulted in a considerable fall in National Power's and PowerGen's market share of the generation market.

Transmission

       NGC owns and operates the high voltage 275kV and 400kV electricity transmission system in England and Wales. The transmission system transfers electricity from generating stations to PES distribution systems at grid supply points. Large customers can choose to connect directly to the high voltage transmission system. NGC is responsible for ensuring that the level of electricity generation is adequate to meet demand. The company also provides services which underpin the operation of the Pool.

Distribution

       The distribution network transfers power from the transmission system to end users' premises. The initial stage of distribution is generally at 132kV. Towards the centers of demand, transformers are used to reduce distribution voltage in stages. Most end users are supplied at low voltage ("LV"), which is defined as a voltage less than 1kV, with domestic end users being supplied at 230V. Business end users are sometimes supplied at high voltage ("HV"), which is defined as a voltage greater than 1kV. Distribution is a capital intensive activity. The distribution systems in England and Wales are owned by the 12 RECs. Until April 2000, distribution businesses also operated and maintained all of the metering equipment and conducted all meter reading services.

       Each distribution business is an effective regional monopoly and is subject to regulatory control on the prices it can charge and the quality of supply it must provide. Distributors must provide open access to their distribution network on a non-discriminatory basis to facilitate competition in supply. As a result, not all end users to whom RECs distribute electricity are necessarily their supply customers. Distribution must be operated as a separate business from supply.

Supply

       Suppliers purchase electricity in bulk through the wholesale market and sell that electricity to customers. Supply businesses also provide customer service functions such as billing and account handling. Any company holding an electricity supply license can sell electricity. The supply business is a trading activity rather than capital intensive activity, and a high proportion of its turnover goes towards purchasing electricity and paying distribution and transmission use of system charges. The supply market was opened to competition in three phases, culminating in May 1999 when all customers became eligible to choose their supplier.

The Pool

       At the time of privatization, the Pool was established for bulk trading of electricity in England and Wales between generators and suppliers. Following an extensive period of consultation, the Regulator issued proposals in July 1998 for a radical overhaul of electricity trading using market based trading arrangements. The new trading arrangements are planned to be introduced in October 2000.

WPD's Distribution Business

       WPD's distribution business is the ownership, management and operation of the electricity distribution network within WPD's Authorized Area. The distribution network consists of overhead lines, cables, switchgear, transformers, control systems and meters to enable the transfer of electricity from the transmission system to end users' premises. Virtually all electricity supplied to consumers in WPD's Authorized Area is transported through its distribution network, thus providing WPD with distribution volume that is stable from year to year. As a holder of a PES license, WPD is subject to a regulatory framework that provides economic incentives to increase the number of units of electricity distributed and to operate in a more cost-efficient manner.

       WPD's distribution business has grown in both its end user base and in the number of units distributed, primarily reflecting population and economic growth in the southwest of England. At March 31, 2000 WPD had experienced a 5-year compound annual growth rate of 0.94% in end users and 2.07% in units distributed.

Strategy

       Since being acquired by the Company, WPD has reviewed and refined its distribution strategy and has established key goals of cost reduction and improved levels of service and network performance.

       Staff reductions have played a key role in cost savings. Since acquisition, WPD has implemented a plan of voluntary and other staff reductions, mainly in the distribution business. Part of these reductions were made possible due to new work practices which WPD developed with the cooperation of WPD's unions. Team restructuring in the engineering division and the establishment of multi-skilled independent field teams has also contributed to improved cost efficiency. In addition, management restructuring has produced a flatter organizational structure by reducing management levels from seven to three. WPD implemented further staff reductions in the fourth quarter of fiscal year 2000 as a consequence of a regulatory price reduction.

       Monitoring the satisfaction of end users connected to the network with the quality of supply provided is a key element of WPD's strategy. WPD aims to meet or exceed all the performance criteria established by the Regulator. Network performance is measured by three key criteria:

*      Availability        the minutes each end user is without supply;

*      Security            the number of supply interruptions per 100 end users;

*      Quality of Service  the number of end users whose supply is restored within one hour of an interruption, which is more challenging than the regulatory target of three hours.

       In fiscal year 2000 the average time an end user was without supply was
64.4 minutes. This represents a 52% improvement on the performance in 1995, and surpasses the regulatory target of 93 minutes. This was achieved despite severe gales and lightning in late December. On average, WPD's end users experience less than one interruption (0.9) per year and excellent progress has also been made in end user restoration. The initiative known as "target 60", which is unique in the industry, aims to ensure that as many end users as possible have their supply restored within the first 60 minutes of an interruption. For fiscal year 2000 WPD achieved a one-hour restoration rate of 71.6%. The three-hour rate of 93.7% exceeded our regulatory target of 90%.

       WPD will closely monitor the performance of the network in the coming year and will continue with a range of successful initiatives to deliver improved performance:

*        Refurbishment of 11kV aluminum overhead lines;

*        Rural reliability schemes;

* Use of rubber glove working allowing work to take place on the live network without disrupting supplies;

*        Tree cutting adjacent to overhead lines;

*        A concentrated program of refurbishment and maintenance;

*        The use of remotely operated equipment to speed restoration.

       The introduction of ENMAC (computerized Electrical Network Management and Control) will integrate control, fault management and power analysis systems that currently operate independently. This will help to deliver faster, more responsive network management and a better service to electricity users.

End Users

       A high proportion of WPD's distribution end users are domestic and smaller businesses. WPD's fastest growing category of end user is commercial, e.g. retail. Commercial activity in WPD's Authorized Area is mostly service based and includes financial and business services, electronics and technology-related businesses. WPD also distributes electricity to a number of larger industrial concerns in its Authorized Area. The principal activities of WPD's largest end users include china clay extraction, ship repair, fertilizer production, aerospace, defense engineering, cement and paper manufacturing. WPD's 20 largest end users accounted for 10% of total electricity distributed by WPD in fiscal year 2000 in terms of units distributed, with no single end user exceeding 3% of total electricity distributed.




       The following table sets out details of WPD's end users, units distributed and distribution revenues.

                              Distribution Business

-----------------------------------------------------------------------------------------------------------------------
                                       Distribution End Users              Electricity Units Distributed    Revenues(4)
                                   ------------------------------        ---------------------------------  -----------
                                                  % of      5 year         Volume      % of     5 year         % of
                                   Number(1)      Total   CAGR(2)          Twh(3)      Total    CAGR(2)        Total
                                   --------       -----   -------          ------      -----    -------        -----
not more than 100kW...........      1,353,353     99.77      0.94%           8.9        62      1.83%            79
above 100kW to 1MW............          2,887      0.21      4.00            2.6        18      4.87             13
above 1MW.....................            225      0.02      0.69            2.9        20      0.54              8
                                    ---------    ------                     ----       ---                     ----
       Total                        1,356,465    100.00      0.94           14.4       100      2.07            100
                                    =========    ======                     ====       ===                      ===
---------------
(1)   At March 31, 2000.
(2)   Represents the compound annual growth rate ("CAGR") for the period from
      April 1, 1995 through March 31, 2000.
(3)   In terawatt hours for fiscal year 2000.
(4)   For fiscal year 2000.

Distribution Facilities

       Electricity is transported across NGC's transmission system at 400kV or 275kV to eleven grid supply points connected to WPD's distribution network, where it is transformed to 132kV and enters WPD's distribution system. Substantially all electricity which enters WPD's system is received at these eleven grid supply points.

       At March 31, 2000, WPD's electricity distribution network (excluding service connections to end users) included overhead lines and underground cables at the operating voltage levels and approximate lengths as indicated in the table below:


                                                                                  Overhead lines         Underground cables
Operating voltage:                                                                (Circuit miles)         (Circuit miles)
                                                                                  ---------------         ---------------
132kV........................................................................              910                      37
33kV.........................................................................            1,762                     577
11kV.........................................................................           10,638                   3,864
6.6kV........................................................................               15                      77
480 or 415/240V..............................................................            4,868                   7,065
                                                                                        ------                  ------
     Total...................................................................           18,193                  11,620
                                                                                        ======                  ======


       In addition to the circuits referred to above, WPD's distribution facilities also include approximately:



                                                                                                        Aggregate Capacity
                                                                                                            (mega Volt-
                                                                                    Number                   Amperes)
                                                                                    ------               -----------------
Transformers:
------------
132kV/lower voltages.........................................................            89                   5,565
33kV/11kV or 6.6kV...........................................................           540                   7,750
11kV or 6.6kV/lower voltages (including 36,782 pole mounted transformers)            48,644                   6,751

Substations:
-----------
132kV/33kV...................................................................            47
33kV/11kV or 6.6kV...........................................................           311
11kV or 6.6kV/415V or 240V...................................................        12,273

       Substantially all substations are owned in freehold, and most of the balance are held on leases which will not expire within 10 years.

       Operation and control of WPD's distribution system is continuously monitored and coordinated from a control center located in Exeter. Electricity is received by end users at various voltages depending upon their requirements. At March 31, 2000, WPD's distribution system was connected to 1.4 million end users.

WPD's Ancillary Business Activities

       WPD also has ancillary business activities that support its main electricity distribution business. These include electricity generation, real estate and telecommunications. WPD owns generating assets with 12 MW of capacity used to back up the distribution network. In addition, WPD owns minority interests in windfarms and a 7.69% interest in Teesside Power Limited, owner of a 1,875 MW natural gas-fired, combined cycle plant. WPD markets and develops real estate no longer used in the distribution business, and is developing an income stream from the rental of fiber optic cables primarily attached to WPD's overhead distribution network.

Risk Management

       The Company and WPD utilize certain financial derivative contracts for the sole purpose of hedging business exposure in connection with fluctuations in interest rates and currency rates. Interest rate swaps are used to assure the stability of future interest charges by effectively converting a portion of outstanding variable-rate debt into fixed rates. In addition, the US dollar liabilities associated with certain of the Company's and WPD's debt are converted into pounds sterling by entering into foreign currency hedging contracts.

UK Environmental Regulation

       WPD's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The Electricity Act obligates the President of the Board of Trade and Secretary of State for Trade and Industry to take into account the effect of electricity generation and transmission activities upon the physical environment in approving applications for the construction of generating facilities and the location of overhead power lines. The Electricity Act requires WPD to have regard to the desirability of preserving natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development in connection with certain of its activities. WPD mitigates the effects its proposals have on natural and man-made features and is required to carry out an environmental assessment when it intends to lay cables, construct overhead lines or carry out any other development in connection with its licensed activities.

       The Environmental Protection Act 1990 addresses waste management and contaminated land issues and imposes certain obligations and duties on companies which handle and dispose of waste or who cause contamination of land or occupy contaminated land. WPD believes that it is in compliance with applicable standards in such regard.

       Possible adverse health effects of EMFs from various sources, including transmission and distribution lines, have been the subject of a number of studies and public discussion. Scientific research has not shown any causal link between EMFs and adverse health effects. UK standards for exposure to power frequency EMFs are those promulgated by the National Radiological Protection Board and relate to the levels above which non-reversible physiological effects may be observed. WPD fully complies with these standards. However, there is the possibility that the future introduction and passage of legislation and change of regulatory standards would require measures to mitigate EMFs, with resulting increases in capital and operating costs. In addition, the potential exists for public liability with respect to lawsuits brought by plaintiffs claiming damages for adverse health effects caused by EMFs.

       WPD believes that it has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against WPD or the Company with respect to any environmental matter.

Employee Relations

       At March 31, 2000, WPD had 1,679 employees (1,661 full time equivalent) and the Company had no employees. Of WPD's employees, 95% are represented by labor unions. All WPD employees who are not party to a personal employment contract are subject to one of two collective bargaining agreements. One is called The Electricity Business Agreement, which covered 1,493 employees at March 31, 2000 (1,475 full time equivalent); it may be amended by agreement between WPD and the unions and is terminable with 12 months notice by either side. The other is called the Meter Reading Services Handbook of Agreements, which covered 107 employees at March 31, 2000 (107 full time equivalent); it may be amended by agreement between WPD and the unions and is terminable by written notice (with no period specified) by either side. WPD believes that its relations with its employees are favorable. Legal proceedings concerning the Electricity Supply Pension Scheme involving a company other than WPD were taken. These proceedings may affect WPD in the future. See "Item 3 - Legal Proceedings".

Item 2.   PROPERTIES

     WPD has both network and non-network land and buildings.

Network Land and Buildings

     At March 31, 2000 WPD had freehold and leasehold interests in over 12,000 network properties, comprising principally substation sites. The recorded cost of total network land and buildings at March 31, 2000 was (pound)80 million ($127 million).

Non-Network Land and Buildings

     At March 31, 2000 WPD had freehold and leasehold interests in non-network properties comprising chiefly offices, former retail outlets, depots, warehouses and workshops and included the freehold of its former principal executive offices in Bristol. The recorded cost of total non-network land and buildings at March 31, 2000 was (pound)36 million ($57 million).

     The number of properties in each category is:


                                                                             Freehold or
                                                                           Long Leasehold        Leasehold
                                                                           --------------        ---------
Depots...................................................................        18                    1
Offices..................................................................         4                    -
Surplus property (largely unused retail sites)...........................        39                   10

       WPD markets and develops property no longer used in the main electricity distribution business.

       Reference is made to Item 1 "Business - WPD's Distribution Business" herein for a discussion of other properties and other assets of WPD.

Item 3.   LEGAL PROCEEDINGS

     The Company and WPD are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in aggregate. Neither the Company nor WPD is a party to any material legal proceedings nor are they currently aware of any threatened material legal proceedings. As described below, the Company is aware of an issue which could subsequently impact WPD.

     The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered in June 1997. The High Court also granted the complainants leave to appeal to the Court of Appeal. The Court of Appeal hearing took place in October 1998, and its judgment was given in February 1999. While the complainants' appeal was successful, the Court of Appeal indicated that it may be possible to validate the employer's actions by a retrospective rule amendment. The Court of Appeal gave leave in principle for a subsequent appeal to the House of Lords (the UK Supreme Court), but also made arrangements for a further hearing held in May 1999. The Court of Appeal declined to hear further arguments and told the parties that any outstanding matters would have to be addressed by the House of Lords. The parties agreed a form of order, stayed pending the further appeal, which contains a requirement for the amounts offset against the surplus, plus interest, to be paid into the pension fund. It is unlikely a hearing will take place before the House of Lords earlier than Fall 2000. NGC, together with National Power PLC, have now initiated appeals in the House of Lords. NGC and National Power PLC have executed deeds of amendment, which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment. The House of Lords is unlikely to rule whether such amendments are effective before December 2000. WPD is considering whether to execute similar amendments. Based on the Company's assessment of the current legal position, it anticipates that a payment into the ESPS of (pound)24 million will ultimately be required. Under Financial Accounting Standards Board ("FASB") Statement No. 87, "Employers' Accounting for Pensions", there will be no immediate impact to Net Income.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY

     There is no established public trading market for the Company's common stock, all of which is owned indirectly by Southern and PPL.

Item 6.   SELECTED FINANCIAL DATA


                                                                               (In Millions)

                                                                                                     Period from  |
                                                                                                    inception (2) |  Period from
                                                                                                     (June 23,    |    April 1,
                                           Fiscal            Fiscal        Fiscal         Fiscal      1995 to     |    1995 to
                                            Year              Year          Year           Year       March 31,   |   September
                                          2000 (1)          1999 (1)      1998 (1)       1997 (1)     1996 (1)    |   17, 1995
                                         Successor         Successor     Successor      Successor    Successor    |   Predecessor
                                         ---------         ---------     ---------      ---------    ---------    |   ----------
                                                                                                                  |
Operating Revenues from                                                                                           |
    continuing operations........(pound) 275     $ 438 (pound) 261   (pound) 245     (pound) 257  (pound) 144     |   (pound) 122
Net Income (Loss) from                                                                                            |
    continuing operations (3)....         82       131          76           (27)             50           45     |            24
Total Assets....................       2,057     3,275       2,139         1,728           1,721        1,690     |           795
Long-term Debt..................         301       479         301           301             301            -     |            95
Preferred Securities (4)........          50        80          50            50              50            -     |             -
Common Dividend                                                                                                   |
 Declared.......................         188       299          70            34              37          191     |            75
-------------


(1)   Successor periods are not comparable to predecessor periods due to acquisition related adjustments (including the revaluation of assets and liabilities) and to increases in debt as a result of the acquisition.

(2)   The Company was incorporated on June 23, 1995, as a vehicle for the acquisition of South Western Electricity plc. Effective control was gained on September 18, 1995 and designated as the acquisition date; the operating results of South Western
      Electricity plc have been included in the Company's financial statements from that date. Given that South Western Electricity plc represents substantially all of the current operations of the Company, South Western Electricity plc is considered the
      "Predecessor" Company. The Company and its subsidiaries is considered the "Successor" Company.

(3)   The Net Loss in fiscal year 1998 is stated after a one-off windfall levy charge of (pound)90 million ($143 million). The results for 1999 and 1998 have benefited from a decrease in UK income tax rates which served to reduce the Company's provision for deferred income taxes with a corresponding reduction in income tax expense of (pound)11 million ($18 million) and (pound)22 million ($35 million) respectively.

(4)   Company Obligated  Mandatorily  Redeemable Preferred Securities of Southern Investments UK Capital Trust I Holding Company
      Junior Subordinated Debentures.  See Note 10 in the "Notes to the Consolidated Financial Statements".



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. The consolidated financial statements discussed in this Section are presented in accordance with US GAAP. Solely for the convenience of the reader, certain pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 2000 of $1.5922 = (pound)1.00; see Note 1 in the "Notes to the Consolidated Financial Statements".

RESULTS OF OPERATIONS

  Overview of Consolidated Earnings

     In September 1999, South Western Electricity plc completed the sale of its supply business (known as `SWEB') and certain related activities, together with the name `SWEB', to London Electricity plc for (pound)160 million and the assumption of certain liabilities. The Company recorded an after tax gain on the sale of (pound)125 million. The remaining distribution business was renamed Western Power Distribution. The Consolidated Statements of Income for all periods shown reflect the supply business segment as discontinued.

     Earnings from continuing operations increased by (pound)6 million (8%) to (pound)82 million in fiscal year 2000 from (pound)76 million in fiscal year 1999, which had increased by (pound)103 million from a net loss of (pound)27 million in fiscal year 1998. Reported earnings in each fiscal year reflected significant items not related to the normal day-to-day business activities.

     The UK electricity Regulator is introducing competition in metering activities, namely meter fixing (meter provision, installation, certification, and repair) and meter reading. Meter fixing must be undertaken by authorized providers, of which WPD is one. Based on the proposed regulation, the current carrying value of metering assets will be impaired. As a result the Company recorded an impairment loss of (pound)22 million, in the third quarter of fiscal year 2000, to reflect the amount by which the carrying value of metering assets exceeds their fair value. The fair value is assessed by reference to the present value of estimated future cash flows attributable to the assets, using a discount rate commensurate with the risks involved.

     There are certain incremental costs relating to the ongoing business, which are a direct consequence of the sale of the supply business and related activities to London Electricity plc. These costs total (pound)3 million in fiscal year 2000 and principally involve the establishment of a new computer environment and data migration.

     In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures - reference is made to Note 10 to the Consolidated Financial Statements herein. This arrangement has benefited net interest by (pound)20 million in fiscal year 2000 and (pound)6 million in fiscal year 1999 as reported by the Company but has no impact at the Holdings UK group level.

     Earnings in fiscal years 1999 and 1998 benefited from decreases in the UK corporation tax rate which reduced the Company's provision for deferred income taxes by (pound)11 million and (pound)22 million respectively. Earnings in fiscal year 1998 were adversely affected by a (pound)90 million windfall levy assessed against WPD.

     Fiscal year 1999 benefited from a (pound)7 million gain on the sale of non-core assets.

     After excluding these items, earnings from continuing operations increased by (pound)30 million (54%) to (pound)86 million in fiscal year 2000 from (pound)56 million in fiscal year 1999. Operating income increased by (pound)35 million (29%) to (pound)157 million in fiscal year 2000 from (pound)122 million in fiscal year 1999. This increase is due to a (pound)14 million increase in operating income from ancillary businesses (net of eliminations), and a (pound)21 million increase in the distribution business. Investment income increased by (pound)2 million and customary income taxes increased by (pound)7 million, largely as a result of the increased operating income above.

       After excluding these items, earnings from continuing operations increased by (pound)15 million (37%) to (pound)56 million in fiscal year 1999 from (pound)41 million in fiscal year 1998. Operating income increased by (pound)12 million (11%) to (pound)122 million in fiscal year 1999 from

(pound)110 million in fiscal year 1998. This increase is due to a (pound)7 million increase in operating income from ancillary businesses (net of eliminations), and a (pound)5 million increase in the distribution business. Other expense increased by (pound)8 million and customary income taxes decreased by (pound)11 million. The movement on income tax was principally due to a reduction to the income tax provision in fiscal year 1999, which was prudently increased in fiscal year 1998 to cover possible disallowable items, following the resolution of some of these items.

  Revenues

     Operating revenues increased by (pound)14 million (5%) to (pound)275 million in fiscal year 2000 from (pound)261 million in fiscal year 1999 which had increased by (pound)16 million (7%) from (pound)245 million in fiscal year 1998 as follows:

                                                           Operating Revenues               Operating Revenues
                                                        (Decrease) Increase from         Increase (Decrease) from
                                                           Fiscal Year 1999                 Fiscal Year 1998
                                                          to Fiscal Year 2000              to Fiscal Year 1999
                                        ---------------------------------------------------------------------
                                                   ((pound)millions, except %)        ((pound)millions, except %)
Electricity distribution............                           -                                  19
Other (1)...........................                          (3)                                  5
Intra-business (2)..................                          17                                  (8)
                                                              --                                 ----
Total operating revenues............                          14                                  16
                                                              --                                 ----
Percentage change...................                          5%                                  7%
-------------


(1)  "Other" includes WPD's ancillary activities as well as corporate items not allocated to distribution.

(2)  Intra-business revenues relate to the elimination of intra-business revenues in consolidation.

     Two factors determine the amount of revenues produced by the distribution business: the unit price of the electricity distributed (which is controlled by the Distribution Price Control Formula) and the number of electricity units distributed. The present distribution price control limits average revenue to increase by no more than the rate of inflation as measured by the Retail Price Index less a specified level of X, which was 3% for WPD for the period under review. The number of units distributed depends on the demand of WPD's customers for electricity. That demand varies based in part upon weather conditions and economic activity. Revenues from the distribution business were (pound)247 million for fiscal years 2000 and 1999. Revenues for fiscal year 1999 increased by (pound)19 million (8%) from fiscal year 1998. The movements are a result of the following factors:

                                                           Operating Revenues from          Operating Revenues from
                                                          Electricity Distribution         Electricity Distribution
                                                          (Decrease) Increase from               Increase from
                                                              Fiscal Year 1999                 Fiscal Year 1998
                                                             to Fiscal Year 2000              to Fiscal Year 1999
                                                 ----------------------------------------------------------------
                                                           ((pound)millions, except %)           ((pound)millions, except %)
Application of Distribution Price Control Formula..........          (1)                                7
Sales growth...............................................           2                                 4
Other revenue attributable to distribution business........          (1)                                8
                                                                    ----                              ---
Total distribution revenues................................           -                                19
                                                                    ----                              ---
Percentage change..........................................          -%                                 8%

     Revenues from "other" decreased by (pound)3 million (6%) to (pound)46 million in fiscal year 2000 from (pound)49 million for fiscal year 1999. The decrease was principally due to work undertaken by the information resources business to implement systems required to facilitate competition in the electricity supply market, which was substantially completed in fiscal year 1999. This was partially offset by a (pound)9 million revision to the unbilled revenue receivable during fiscal year 1999, due to uncertainty over the recoverability of an element of the balance with the introduction of competition into electricity supply.

     Revenues from "other" increased by (pound)5 million (11%) to (pound)49 million in the fiscal year 1999 from (pound)44 million for the fiscal year 1998. The increase was principally due to the setting up of an energy purchasing business in April 1998 to manage the purchase price risk of the supply business, and to higher revenue from the information resources business, which was primarily due to the Year 2000 project. This was partially offset by lower reported sales in the gas retailing business due to a restructuring of that business, including a teaming arrangement with another organization effective October 1997. In addition, due to the introduction of competition into electricity supply, which commenced in WPD's Authorized Area in November 1998, a (pound)9 million revision to the unbilled revenue receivable was reflected as a corporate item in fiscal year 1999 due to uncertainty over recoverability.

     Intra-business eliminations for fiscal year 2000 decreased by (pound)17 million (49%) from fiscal year 1999 which increased by (pound)8 million (30%) from fiscal year 1998. The movements are primarily due to internal charges from the information resources business relating to the Year 2000 project and to the implementation of systems required to facilitate competition in the electricity supply market.

   Operating Expenses

     Operating expenses amounted to (pound)123 million for fiscal years 2000 and 1999. The underlying year on year movements include a (pound)5 million increase in depreciation and amortization, a (pound)2 million decrease in maintenance costs, a (pound)28 million decrease in selling, general and administrative expenses, a (pound)22 million write down of meters in fiscal year 2000, and (pound)3 million incremental expenses incurred as a direct consequence of the disposal of the supply business. The decrease in selling, general, and administrative expenses is primarily attributed to the finalization of certain liabilities relating to the sale of the supply business and the outcome of the recent distribution price review, published in December 1999. These include the release of certain severance related liabilities and costs associated with implementing the Regulator's final proposals.

     Operating expenses increased by (pound)7 million (6%) to (pound)123 million in the fiscal year 1999 from (pound)116 million in the fiscal year 1998. The increase was principally due to a (pound)5 million increase in depreciation and amortization, a (pound)3 million increase in maintenance costs, partly offset by a (pound)1 million decrease in selling, general and administrative expenses.

   Interest Expense

     Interest expense increased by (pound)1 million (2%) to (pound)56 million in fiscal year 2000 from (pound)55 million in fiscal year 1999. This increase is largely due to interest payable on group taxation relief payable from WPD to Holdings.

     The weighted average balance of debt outstanding during fiscal year 2000 was (pound)689 million at a weighted average interest rate of 7.7% compared to (pound)686 million at 7.9% during fiscal year 1999.

     Interest expense increased by (pound)3 million (6%) to (pound)55 million in fiscal year 1999 from (pound)52 million in fiscal year 1998. This increase is largely due to increased short term borrowings to finance the first and second installments of the windfall levy, paid in the third quarters of fiscal years 1998 and 1999, respectively.

   Investment Income

     Investment income increased by (pound)2 million (40%) to (pound)7 million in fiscal year 2000 from (pound)5 million in fiscal year 1999, which decreased by (pound)4 million (44%) from (pound)9 million in fiscal year 1998. The movements are mainly due to timing of dividends received from an investment in generating plant.

Future Earnings Potential

     The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings also depends on numerous factors including the impact of current and future regulation.

     Each REC's distribution business constitutes an effective regional monopoly and is subject to control on the prices it can charge and the quality of supply it must provide.

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

     Distribution businesses must also meet the Guaranteed and Overall Standards of Performance, which are set by the Regulator to ensure an appropriate level of quality of supply. If a company fails to provide the level of service specified, it must make a fixed payment to the end user affected.

     In December 1999, the Regulator published final price proposals for distribution price control for the 14 regional electricity distribution businesses. The outcome from the review is made up of two elements: the price or revenue that a company is allowed to recover over the duration of the price control and the quality of supply which it is expected to deliver in return. For WPD, these proposals represent a 20% reduction to distribution prices effective April 2000, followed by a reduction in real terms of 3% each year from April 2001. This price control is scheduled to operate until March 2005. In response, management plans to maximize efficiency and customer service as a focused distribution company. The implementation of the plans has necessitated an overall reduction in staffing levels. The reductions are focused on administrative and corporate functions, with minimal impact on field staff, ensuring customer service is not affected. Management are evaluating further opportunities to reduce ongoing operating costs.

     Improvements in quality of supply, particularly to the worst served end users, form an important part of the final proposals. Revised targets for system performance, in terms of the security and availability of supply, were proposed with new targets for reductions in minutes lost and interruptions.

     As part of the price control review the Regulator recognized that further analysis was required to address some of the weaknesses associated with the existing framework of price regulation. This included a commitment to an ongoing program of work - the Information and Incentives Project. A major objective of the Project is to strengthen the financial incentives on distribution businesses with regards to the quality of service that they deliver. Although the Guaranteed and Overall Standards of Performance impose penalty payments for not meeting specific targets, there is no explicit mechanism whereby RECs are financially rewarded for improved quality of supply. The final proposals indicated that the Regulator intends to introduce additional incentive mechanisms relating to quality of supply from April 2002. The financial impact of any additional mechanisms would be limited to +/-2% of price control revenue during the price control period from April 2002 until the end of March 2005.

     Charges for connections to the distribution system are not covered by the current distribution price control. From April 1995, suitably approved independent contractors were allowed to undertake some of the connection work. Part of the connection work (called the non-contestable element) still needs to be done by the REC. This includes the design and specification of the new connection, deciding on the point of connection, obtaining consents and wayleaves, removal of existing assets, and inspection and monitoring of competitors' work and final connection and energization. The remaining (so-called contestable) elements which include supplying all materials, site preparation and construction of electrical infrastructure between the customers' premises and the point of connection, and recording the location of equipment, can be done by a contractor chosen by the customer and approved by the REC.

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

     In September 1998 the Government published a consultation paper on consumer councils. In April 1999 the Government announced its decision to establish independent consumer councils and decided that the interests of both gas and electricity customers would be best represented by a single national consumer council, with broader functions and responsibilities than the existing regional Consumers' Committees.

     In October 1998 the Government published a consultation paper entitled
"The Future of Gas and Electricity Regulation" setting out their proposals on issues related to the areas of general regulatory principles, the regulatory system, separation of supply and distribution of electricity, and consequent changes to separate electricity distribution and supply licenses, metering, and other specific provisions. In October 1999 the Government published its proposals for legislation. This has formed the basis of the Utilities Bill which will provide the Regulator with powers to impose penalties on license holders in circumstances where they are in breach of license conditions and certain other requirements including requirements relating to specific standards of performance. At present the Utilities Bill is passing through Parliament and is expected to receive Royal Assent in July 2000. Until the Bill is finalized it is not possible to complete a financial appraisal.

     Effective April 2000, responsibility for obtaining meter readings and the data processing and data aggregation functions was transferred from distribution to supply businesses, with the aim of facilitating effective competition in metering activities. Suppliers, on behalf of customers, can contract these services from any company holding an appropriate license, of which WPD is one. Distribution businesses will only be obliged to provide, on a non discriminatory basis, existing meter assets and maintain those assets, where requested by the supplier, and will continue to provide maintained metering equipment within its authorized area until the supplier or customer introduces alternative arrangements.

     A possible further impact on future earnings is a court ruling related to a pension matter. See Note 2 in the "Notes to the Consolidated Financial Statements" herein for discussion of this matter.

New Accounting Standard

     The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. The FASB recently deferred implementation of the provisions of the Statement No. 133 to fiscal periods beginning after June 15, 2000. The Company intends to adopt the provisions of Statement No. 133 within this time frame and in accordance with the requirements provided by that Statement. In addition, FASB has issued an exposure draft that would, if adopted, narrow the applicability of the pronouncement to certain purchase and sales contracts and would allow hedge accounting for certain other specific hedging relationships. Management is currently assessing the financial statement impact; however, such impact is not determinable at this time. Adoption of Statement No. 133 could increase volatility of earnings and other comprehensive income.

Year 2000 challenge

     The work undertaken by the Company to prepare critical computer systems and other date sensitive devices to function correctly in the Year 2000 was successful. There were no material incidents reported and no disruption of electric service within its Authorized Area. There were no reports of significant events regarding third parties that impacted revenues or expenses.

     Final costs of WPD's Year 2000 program were (pound)13 million. These costs included labor necessary to identify, test, and renovate affected devices and systems.

FINANCIAL CONDITION

Overview

     The Company's financial condition continues to remain strong. South
Western Electricity plc sold its supply business for (pound)160 million, and the assumption of certain liabilities. Excluding interest income on the inter-company loan between the Company and Holdings UK, income before income taxes has remained at approximately the same level for the last three fiscal years. During fiscal year 2000 WPD incurred expenditure of approximately (pound)67 million on property, plant, and equipment, largely in respect of the distribution network. This compared with (pound)75 million during fiscal year 1999. The funds required for such additions were derived primarily from operations. It is expected that WPD's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

     Demand for electricity in Great Britain, in general, and in WPD's Authorized Area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. WPD balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

     The Company's main investment and only significant asset is the entire share capital of WPD. The Company is primarily dependent upon dividends from WPD for its cash flow. WPD can make distributions of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at WPD to allow for reasonable and necessary dividends from WPD, through operations, to be distributed to the Company. In the UK, the Accounting Standards Board is currently reviewing the treatment of deferred income tax accounting. If full provision for deferred tax were required, WPD's distributable reserves could be eliminated. In addition, in September 1999, the Regulator varied the licenses under which all RECs (including WPD) operate such that the directors of a REC must certify to the Regulator that it is reasonably foreseeable that the REC will not breach any of its license conditions if it declares a dividend. WPD has no reason to believe that a breach of its license would occur from declaring a reasonable dividend.

Derivative Financial Instruments

     The Company is exposed to market risks, including changes in interest rates, and currency exchange rates. To manage the volatility attributable to these exposures, the Company has entered into various derivative transactions, the sole purpose of which is to hedge exposure in these areas.

     The Company utilizes interest rate swaps to hedge certain debt obligations. These swaps hedge specific debt issuances and currently qualify for hedge accounting. Consequently, the interest rate differential associated with the swap is reflected as an adjustment to interest expense over the life of the instruments.

     If the Company sustained a 100 basis point change in interest rates for all variable rate debt in all currencies, the change would affect annualized interest expense by approximately (pound)0.6 million (1%) on (pound)61 million of variable rate debt as at March 31, 2000. Based on the Company's overall interest rate exposure at March 31, 2000, including derivative and other interest rate sensitive instruments, a 100 basis point change in interest rates would not materially affect the consolidated financial statements.

     Currency swaps are also utilized by the Company to hedge US dollar denominated debt. These swaps offset the dollar cash flows, thereby effectively converting the debt to sterling.

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

     The Company has derivative financial instruments with an affiliate, Holdings UK. Reference is made to Note 10 in the "Notes to the Consolidated Financial Statements" of the Company in Item 8 herein for additional information.

Financing Activities

     In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures - reference is made to Note 10 in the "Notes to the Consolidated Financial Statements".

     The Company has a US commercial paper program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, under which the maximum available is $520 million. At March 31, 2000 the amount available under these facilities was (pound)58 million. WPD enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

     WPD actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At March 31, 2000 the Company and WPD together had short-term debt of (pound)342 million ($545 million) outstanding ($432 million from a swingline and revolving credit facility, and $113 million in other short-term loans).

     To meet short-term cash needs and contingencies, the Company and WPD together had at March 31, 2000 approximately (pound)2 million of cash and (pound)90 million of unutilized committed lines of credit with banks. Also available was (pound)58 million of the swingline and revolving credit facility mentioned above.

     Excluding swap agreements between the Company and Holdings UK, at March 31, 2000, the Company and WPD have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totaling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totaling (pound)350 million.

Cautionary Statement Regarding Forward-Looking Information

     The Company's 2000 Annual Report Form 10-K contains forward-looking and historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information. Accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory issues (such as the results of the current review of regulation, and the impact of the most recent distribution price review effective April 2000); potential business strategies, including acquisitions or dispositions of assets or businesses or internal restructuring that may be pursued by the Company or its subsidiaries; the potential introduction of the Euro; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors discussed herein and in other reports filed from time to time by the Company with the SEC.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  Southern Investments UK plc and Subsidiaries


                 Index to the Consolidated Financial Statements

                                                                                         Page

     Management's Report............................................................    II-11
     Report of Independent Public Accountants.......................................    II-12
     Consolidated Statements of Income..............................................    II-13
     Consolidated Statements of Changes in Stockholder's Equity.....................    II-14
     Consolidated Statements of Cash Flows..........................................    II-15
     Consolidated Balance Sheets....................................................    II-16
     Notes to the Consolidated Financial Statements.................................    II-18



                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES

                               MANAGEMENT'S REPORT
                               2000 Annual Report

     The management of the Company has prepared, and is responsible for, the consolidated financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

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

     In management's opinion, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States.






/s/Barney S. Rush                                /s/D. Charl S. Oosthuizen
Barney S. Rush                                   D. Charl S. Oosthuizen
Chairman and Chief Executive Officer      Chief Financial and Accounting Officer


June 15, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Southern Investments UK plc:

       We have audited the accompanying consolidated balance sheets of SOUTHERN INVESTMENTS UK plc (the "Company" being a company incorporated in England and Wales) and SUBSIDIARIES as of March 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholder`s equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Investments UK plc and subsidiaries as of March 31, 2000 and 1999 and the consolidated results of its operations, changes in stockholder's equity and cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ARTHUR ANDERSEN
ARTHUR ANDERSEN
Bristol, England

June 15, 2000



                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
               FOR THE YEARS ENDED MARCH 31, 2000, 1999, AND 1998

                        CONSOLIDATED STATEMENTS OF INCOME

                                  (In Millions)

                                                                                   2000                1999           1998
                                                                                   ----                ----           ----
                                                                                        (Note 1)

OPERATING REVENUES                                                    (pound) 275         $ 438  (pound) 261    (pound) 245
COST OF SALES                                                                  20            32           16             19
                                                                            -----         -----        -----          -----
GROSS MARGIN                                                                  255           406          245            226
                                                                            -----         -----        -----          -----

OPERATING EXPENSES:
    Maintenance                                                                35            56           37             34
    Depreciation and amortization                                              56            89           51             46
    Selling, general and administrative                                         7            11           35             36
    Write down of meters (Note 3)                                              22            35            -              -
    Incremental expenses incurred as a direct
       consequence of the disposal of the supply
       business (Note 13)                                                       3             5            -              -
                                                                            -----         -----        -----          -----
              Total operating expenses                                        123           196          123            116
                                                                            -----         -----        -----          -----

OPERATING INCOME FROM CONTINUING
 OPERATIONS                                                                   132           210          122            110
                                                                            -----         -----          ---          -----
OTHER INCOME (EXPENSE):
    Interest income                                                             2             3            1              2
    Interest income from affiliated companies                                  20            32            6              -
    Interest expense                                                          (56)          (89)         (55)           (52)
    Investment income                                                           7            11            5              9
    Gain on sale of assets                                                      -             -            7              -
                                                                            -----         -----        -----          -----
              Total other expense                                             (27)          (43)         (36)           (41)
                                                                            -----         -----        -----          -----

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                         105           167           86             69

(PROVISION) BENEFIT FOR INCOME TAXES:
    Customary                                                                 (23)          (36)         (21)           (28)
    Effect of change in tax rates (Note 6)                                      -             -           11             22
    Windfall levy (Note 6)                                                      -             -            -            (90)
                                                                            -----         -----        -----          -----
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                                                   82           131           76            (27)

DISCONTINUED OPERATIONS:
     Income from operations of supply business, less
        applicable income taxes of(pound)2 ($3),(pound)5 and(pound)5            4             6           11             12
     Gain on disposal of supply business, less
        applicable income taxes of(pound)49 ($78) (Note 13)                   125           199            -              -
                                                                            -----       -------        -----          -----
NET INCOME (LOSS)                                                     (pound) 211         $ 336  (pound)  87   (pound)  (15)
                                                                            =====         =====        =====          =====




           The accompanying notes are an integral part of these consolidated statements.



                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
               FOR THE YEARS ENDED MARCH 31, 2000, 1999, AND 1998

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                  (In Millions)

                                                     Number of                   Retained         Total
                                                      Ordinary       Share       Earnings/    Stockholder's
                                                       Shares       Capital     (Deficit)(2)     Equity
                                                   --------------------------------------------------------
Balance, March 31, 1997                                 500   (pound) 500  (pound) (114)   (pound) 386

   Net loss (1)                                           -             -           (15)           (15)
   Dividends declared on common stock                     -             -           (34)           (34)
                                                        ---           ---         -----           ----
Balance, March 31, 1998                                 500           500          (163)           337

   Issue of share capital                               402           402             -            402
   Net income                                             -             -            87             87
   Dividends declared on common stock                     -             -           (70)           (70)
                                                        ---           ---         -----           ----
Balance, March 31, 1999                                 902           902          (146)           756

   Net income                                             -             -           211            211
   Dividends declared on common stock                     -             -          (188)          (188)
                                                        ---           ---         -----           ----
Balance, March 31, 2000                                 902   (pound) 902   (pound)(123)   (pound) 779
                                                        ===           ===         =====           ====
-------------

  (1) The Net Loss is stated after a one-off windfall levy charge of (pound)90 million.

  (2)  The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of South Western Electricity plc's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a
       "one-off windfall levy on the excess profits of the privatized utilities"; South Western Electricity plc's liability was assessed at (pound)90 million.








           The accompanying notes are an integral part of these consolidated statements.




                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
               FOR THE YEARS ENDED MARCH 31, 2000, 1999, AND 1998

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In Millions)

                                                                                 2000               1999         1998
                                                                                 ----               ----         ----
                                                                                     (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                (pound) 211       $ 336  (pound) 87  (pound) (15)
                                                                          -----       -----        ----         ----
   Adjustments to reconcile net income to net cash provided from operating activities:
     Income from operations of discontinued supply business                  (4)         (6)        (11)         (12)
     Gain on disposal of supply business (Note 13)                         (125)       (199)          -            -
     Depreciation and amortization                                           56          89          47           54
     Write down of meters (Note 3)                                           22          35           -            -
     Deferred income taxes                                                    5           8           2          (16)
     Changes in assets and liabilities:
      Receivables, net                                                      (49)        (78)          6           13
      Accounts payable                                                       37          58         (14)           2
      Accrued income taxes                                                   (4)         (6)        (34)          52
      Other, net                                                            (25)        (40)        (11)         (38)
                                                                          -----       -----        ----         ----
        Total adjustments                                                   (87)       (139)        (15)          55
                                                                          -----       -----        ----         ----
        Net cash provided from operating activities                         124         197          72           40
                                                                          -----       -----        ----         ----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (67)       (107)        (75)         (81)
   Proceeds from sale of supply business (Note 13)                          160         255           -            -
   Proceeds from sales of assets                                              -           -          10            2
   Proceeds from sales of investments                                         5           8           2            1
                                                                          -----       -----        ----         ----
        Net cash provided from (used for) investing  activities              98         156         (63)         (78)
                                                                          -----       -----        ----         ----
   CASH FLOWS FROM financing ACTIVITIES:
   Change in short term borrowings                                          (57)        (91)         37           79
   Issue of share capital                                                     -           -         402            -
   Loans to affiliated company                                                -           -        (351)           -
   Payment of premium in respect of loans to affiliated
       company and related hedges                                             -           -         (42)           -
   Payment of dividends                                                    (188)       (299)        (70)         (59)
                                                                          -----       -----        ----         ----
        Net cash (used for) provided from financing  activities            (245)       (390)        (24)          20
                                                                          -----       -----        ----         ----

CASH PROVIDED BY DISCONTINUED OPERATIONS                                     20          32          15           20
                                                                          -----       -----        ----         ----

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                 (3)        (5)           -            2

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                                                         5          8            5            3
                                                                          -----       ----         ----         ----

CASH AND CASH EQUIVALENTS AT END OF YEAR                            (pound)   2       $  3  (pound)   5   (pound)  5
                                                                          =====       ====         ====         ====
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
    Interest (net of amount capitalized)                            (pound)  56       $ 89   (pound) 54  (pound)   51
                                                                          =====       ====         ====         =====
    Income taxes:
       Customary                                                             25         40            2            20
       Windfall levy (Note 6)                                                 -          -           45            45
                                                                          -----       ----         ----         -----
       Total cash paid for income taxes                             (pound)  25       $ 40   (pound) 47  (pound)   65
                                                                          =====       ====         ====         =====






                      The accompanying notes are an integral part of these consolidated statements.




                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           AT MARCH 31, 2000 and 1999

                                  (In Millions)

                                 ASSETS                                                      2000                       1999
-----------------------------------------------------------------------------     ----------------------------       -----------

                                                                                                     (Note 1)

PROPERTY, PLANT, AND EQUIPMENT                                                 (pound) 1,467         $ 2,336      (pound) 1,452
    Less accumulated depreciation                                                        202             322                151
                                                                                     -------        --------             ------
                  Property, plant, and equipment, net                                  1,265           2,014              1,301
                                                                                     -------        --------              -----

OTHER ASSETS:

   Investments                                                                            16              25                 16
   Prepaid pension cost (Note 2)                                                         145             231                134
   Goodwill, net of accumulated amortization of(pound)20 ($32)
         at March 31, 2000 and(pound)16 at March 31, 1999                                163             259                167
   Loans to affiliated company (Note 10)                                                 351             559                351
   Premium in respect of loans to affiliated company and
       related hedges, net of accumulated amortization of
       (pound)12 ($19) at March 31, 2000 and(pound)3 at March
       31,1999 (Note 10)                                                                  30              48                 39
                                                                                     -------        --------            -------
                  Total other assets                                                     705           1,122                707
                                                                                     -------        --------            -------

CURRENT ASSETS:
    Cash and cash equivalents                                                              2               3                  5
    Investments                                                                           13              21                 15
    Receivables:
       Customer accounts, less provision for uncollectables of
           (pound)2 ($3) at March 31, 2000 and(pound)10 at March 31, 1999                 50              80                 80
       Other                                                                              14              22                 17
                                                                                     -------        --------            -------
                  Receivables, net                                                        64             102                 97
    Materials and supplies                                                                 2               3                  3
    Prepaid expenses                                                                       6              10                 11
                                                                                     -------        --------            -------
                  Total current assets                                                    87             139                131
                                                                                    --------        --------            -------

 TOTAL ASSETS                                                                  (pound) 2,057        $  3,275       (pound)2,139
                                                                                    ========        ========            =======














                    The accompanying notes are an integral part of these consolidated balance sheets.




                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           AT MARCH 31, 2000 and 1999

                                  (In Millions)

                  STOCKHOLDER'S EQUITY AND LIABILITIES                                        2000                       1999
-----------------------------------------------------------------------------     ------------------------------     -----------

                                                                                                     (Note 1)
STOCKHOLDER'S EQUITY:
    Common stock, (pound)1 par value, 902,128,735 shares
       authorized, issued and outstanding at March 31,
       2000, and March 31, 1999                                                  (pound) 902          $ 1,436       (pound) 902
    Retained deficit                                                                    (123)            (196)             (146)
                                                                                     -------          -------           -------
              Total stockholder's equity                                                 779            1,240               756
                                                                                     -------          -------           -------

COMPANY OBLIGATED MANDATORILY
 REDEEMABLE PREFERRED SECURITIES OF
 SOUTHERN INVESTMENTS UK CAPITAL
 TRUST I HOLDING COMPANY JUNIOR
 SUBORDINATED DEBENTURES (Note 10)                                                        50               80                50

COMMITMENTS AND CONTINGENT MATTERS
 (Notes 2,3,4,7, and 10)

NON-CURRENT LIABILITIES:
    Long-term debt                                                                       301              479               301
    Deferred income taxes (Note 6)                                                       417              664               363
    Provision for loss contracts                                                           -                -                69
    Other                                                                                 16               25                36
                                                                                     -------          -------           -------
              Total non-current liabilities                                              734            1,168               769
                                                                                     -------          -------           -------

CURRENT LIABILITIES:
    Commercial paper                                                                       -                -                94
    Notes payable to banks                                                               311              495               273
    Notes payable to affiliated company                                                   26               42                25
    Other notes payable                                                                    5                8                 7
    Accounts payable                                                                       4                6                44
    Accrued income taxes                                                                  44               70                48
    Accrued interest                                                                       8               13                 9
    Other                                                                                 96              153                64
                                                                                    --------          -------           -------
              Total current liabilities                                                  494              787               564
                                                                                    --------          -------           -------



TOTAL STOCKHOLDER'S EQUITY AND
 LIABILITIES                                                                  (pound)  2,057          $ 3,275     (pound) 2,139
                                                                                    ========          =======           =======








                    The accompanying notes are an integral part of these consolidated balance sheets.



                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     Southern Investments UK plc ("the Company") was incorporated as a public limited company under the laws of England and Wales in June 1995 as a vehicle for the acquisition of South Western Electricity plc, one of the 12 Regional Electricity Companies ("RECs") in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of South Western Electricity plc, and subsequently replaced South Western Electricity plc's board of directors and certain senior managers with officers and employees of companies from within the Southern Company system. The Company's main investment and only significant asset is the entire share capital of South Western Electricity plc, which is headquartered in Bristol, England.

     The Company is a wholly owned subsidiary of WPD Holdings Limited ("Holdings"), which in turn has been wholly owned by WPD Holdings UK ("Holdings UK") since June 1998. From September 1995 to July 1996, Holdings was an indirect wholly owned subsidiary of Southern Company ("Southern"). In July 1996, Southern sold a 25% economic interest in Holdings to a subsidiary of PPL Corporation ("PPL"). In June 1998, Southern sold an additional 26% economic interest in Holdings to PPL, and on the same day both parties agreed to exchange their interests in Holdings for interests in Holdings UK that carried the same rights. Southern currently has a 49% economic interest in South Western Electricity plc and the Holdings UK group, yet retain operational and management control with 50.5% of the voting rights.

     In September 1999, South Western Electricity plc completed the sale of its electricity supply business (known as "SWEB") and certain related activities, together with the name SWEB, to London Electricity plc for (pound)160 million and the assumption of certain liabilities. South Western Electricity plc now trades under the name Western Power Distribution ("WPD").

Basis of Presentation

     The financial statements of the Company are presented in pounds sterling ((pound)) and in conformity with accounting principles generally accepted in the United States ("US GAAP"). The accompanying financial statements have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, WPD is not subject to rate regulation, but, rather is subject to price cap regulation (Note 3) and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 contain deferred items which have not yet been included in rates charged to customers in compliance with the respective regulatory authorities, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying financial statements of the Company do not contain such deferrals.

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries and have been prepared from records maintained by WPD in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company's ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method (Note 11).

     Solely for the convenience of the reader, certain pounds sterling amounts included in the financial statements have been translated into US dollars at the exchange rate of $1.5922 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2000. This presentation has not been translated in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation".



                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

         The following table sets out the exchange rate for previous periods:



     Fiscal Year                                           Period end     Average (1)          High           Low
     -----------                                           ----------     -----------          ----           ---
                                                                       ($ per(pound)1.00)

        1996..........................................         1.53           1.53            1.56           1.50
        1997..........................................         1.64           1.59            1.71           1.49
        1998..........................................         1.68           1.65            1.69           1.61
        1999..........................................         1.61           1.65            1.70           1.60
        2000..........................................         1.59           1.61            1.65           1.58



(1)  The average of the Noon Buying Rates in effect on the last business day of each month during the relevant period.

Use of Accounting Estimates

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     WPD records revenue net of value added tax ("VAT") and accrues revenues for services provided but unbilled at the end of each reporting period.

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

Goodwill

     The Company amortizes costs in excess of fair value of net assets of the business acquired using the straight-line method over a period of 40 years. Goodwill shown in the accompanying consolidated financial statements relates to the acquisition of South Western Electricity plc.

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impairment of Long-Lived Assets and Intangibles

     The Company evaluates long-lived assets, including goodwill and identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value (Note 3).

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

2. RETIREMENT BENEFITS

     WPD has two pension plans, a defined contribution plan and a defined benefit plan. The measurement date for plan assets and obligations is December 31 for each year.

Defined Contribution Plan

     The defined contribution plan was established in fiscal year 1994. The assets of the defined contribution plan are held and administered by an independent trustee. Contributions to the plan by WPD on behalf of its employees were (pound)0.2 million ($0.3 million) for the fiscal year 2000, (pound)0.3 million for the fiscal year 1999 and (pound)0.2 million for the fiscal year 1998.

Defined Benefit Plan

     WPD participates in the Electricity Supply Pension Scheme ("ESPS"), which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the Electricity Supply Industry in the United Kingdom ("UK"). Contributions to the plan by WPD on behalf of its employees were (pound)0.2 million ($0.3 million) for the fiscal year 2000, (pound)0.3 for the fiscal year 1999 and (pound)0.3 million for the fiscal year 1998.


                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     Changes during the year in the projected benefit obligations and the fair value of the plan assets were as follows (in millions):

                                                                                    March 31, 2000         March 31, 1999
                                                                                    --------------         --------------

Change in projected benefit obligation
--------------------------------------
 Benefit obligation at beginning of year...........................         (pound) 639       $ 1,017     (pound) 542
 Service cost ....................................................                    8            13               7
 Interest cost.....................................................                  36            57              39
 Amendments                                                                          26            41               -
 Actuarial (gain)/loss.............................................                 (56)          (89)             87
 Divestiture  .....................................................                 (30)          (48)              -
 Benefits paid.....................................................                 (43)          (68)            (36)
                                                                                  -----       -------          ------
 Benefit obligations at end of year................................         (pound) 580       $   923     (pound) 639
                                                                                  -----       -------          ------

Plan Assets
 Fair value of plan assets at beginning of year....................         (pound) 786       $ 1,251     (pound) 701
 Actual return on plan assets......................................                 144           229             117
 Divestiture  .....................................................                 (36)          (57)              -
 Employee contributions............................................                   2             3               4
 Benefits paid.....................................................                 (43)          (68)            (36)
                                                                                  -----       -------          ------
 Fair value of plan assets at end of year..........................         (pound) 853       $ 1,358     (pound) 786
                                                                                  -----       -------          ------

Reconciliation of funded status
 Funded status of plan.............................................         (pound) 273         $ 435     (pound) 147
 Unrecognized prior service cost...................................                  26            41               2
 Unrecognized net gain.............................................                (154)         (245)            (15)
                                                                                  -----         -----          ------
 Prepaid pension cost in the Consolidated Balance Sheet............         (pound) 145         $ 231     (pound) 134
                                                                                  -----         -----          ------

       The components of the plan's net periodic income (excluding the impact of the Supply sale) were as follows (in millions):

                                                                                Fiscal Year      Fiscal Year     Fiscal Year
                                                                                   2000              1999           1998
                                                                                   ----              ----           ----
 Service cost.....................................................      (pound)  8      $ 13   (pound) 7       (pound) 7
 Interest cost.....................................................             36        57          39              43
 Expected return on plan assets....................................            (60)      (96)        (60)            (60)
 Amortization of prior service cost................................              1         2           -               -
                                                                             -----     -----       -----           -----
 Gross benefit credit..............................................            (15)      (24)        (14)            (10)
 Employee contributions............................................             (2)       (3)         (4)             (3)
                                                                             ------     -----      ------          -----
 Net pension income................................................            (17)      (27)        (18)            (13)
                                                                              -----     -----      ------          -----

       The assumptions used in the actuarial calculations were as follows:

                                                                                Fiscal Year      Fiscal Year     Fiscal Year
                                                                                   2000             1999              1998
                                                                                   ----             ----              ----
 Discount rate.....................................................                6.50%            5.75%             7.50%
 Expected rate of return on assets.................................                8.75%            8.75%             9.50%
 Rate of pay increase..............................................                4.00%            4.00%             4.75%

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Pensions Contingency

     The Pensions Ombudsman (a UK statutorily appointed independent arbitrator) has issued a determination in favor of complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to another employer's use of ESPS surplus to offset the employer's costs of providing early pensions on redundancies and certain other items. Under that determination the Pensions Ombudsman directed the employer to pay into ESPS the amount of that use of the surplus plus interest. The determination was challenged in the High Court by the employer, and the High Court upheld the employer's appeal in a judgment delivered in June 1997. The High Court also granted the complainants leave to appeal to the Court of Appeal. The Court of Appeal hearing took place in October 1998, and its judgment was given in February 1999. While the complainants' appeal was successful, the Court of Appeal indicated that it may be possible to validate the employer's actions by a retrospective rule amendment. The Court of Appeal gave leave in principle for a subsequent appeal to the House of Lords (the UK Supreme Court), but also made arrangements for a further hearing held in May 1999. The Court of Appeal declined to hear further arguments and told the parties that any outstanding matters would have to be addressed by the House of Lords. The parties agreed a form of order, stayed pending the further appeal, which contains a requirement for the amounts offset against the surplus, plus interest, to be paid into the pension fund. It is unlikely a hearing will take place before the House of Lords earlier than Fall 2000. National Grid Company ("NGC"), together with National Power PLC, have now initiated appeals in the House of Lords. NGC and National Power PLC have executed deeds of amendment, which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment. The House of Lords is unlikely to rule whether such amendments are effective before December 2000. WPD is considering whether to execute similar amendments. Based on the Company's assessment of the current legal position, it anticipates that a payment into the ESPS of (pound)24 million will ultimately be required. Under Financial Accounting Standards Board ("FASB") Statement No. 87, "Employers' Accounting for Pensions", there will be no immediate impact to Net Income.

3. REGULATORY MATTERS

     Distribution revenues are subject to price cap regulation. The Director General of Gas and Electricity Supply ("Regulator") applies a price control formula ("DPCF"), P + RPI - X, where P is the price level at the beginning of each new regulatory period, RPI is the change in the Retail Price Index and X is an adjustment factor determined by the Regulator. The DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can require a one-time price adjustment.

     In December 1999, the Regulator published final price proposals for distribution price control for the 14 regional electricity distribution businesses. For WPD, these proposals represent a 20% reduction to distribution prices effective April 2000, followed by a reduction in real terms of 3% each year from April 2001. This price control is scheduled to operate until March 2005. In response, management plans to maximize efficiency and customer service as a focused distribution company. The implementation of the plans has necessitated an overall reduction in staffing levels. The reductions are focused on administrative and corporate functions, with minimal impact on field staff, ensuring customer service is not affected. Management are evaluating further opportunities to reduce ongoing operating costs.

     The UK electricity Regulator is introducing competition in metering activities, namely meter fixing (meter provision, installation, certification, and repair) and meter reading. Meter fixing must be undertaken by authorized providers, of which WPD is one. Based on the proposed regulation, the current carrying value of metering assets will be impaired. As a result the Company recorded an impairment loss of (pound)22 million ($35 million), in the third quarter of fiscal year 2000, to reflect the amount by which the carrying value of metering assets exceeded their fair value. The fair value is assessed by reference to the present value of estimated future cash flows attributable to the assets, using a discount rate commensurate with the risks involved.

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. COMMITMENTS AND CONTINGENT MATTERS

Operating Leases

     WPD has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled (pound)6 million ($10 million) for the fiscal year 2000, (pound)6 million for the fiscal year 1999, and (pound)5 million for the fiscal year 1998. At March 31, 2000, estimated minimum rental commitments for noncancelable operating leases were as follows (in millions):

      Fiscal year

       2001.....................................     (pound) 1              $ 2
       2002.....................................             1                2
       2003.....................................             1                2
       2004.....................................             1                2
       2005.....................................             1                2
       2006 and thereafter......................             3                5
                                                         -----             ----
     Total minimum payment......................    (pound)  8             $ 15
                                                         =====             ====

Labor Subject to Collective Bargaining Agreement

       Substantially all of WPD's employees are subject to one of two collective bargaining agreements. Such agreements are ongoing in nature, and WPD's employee participation level is consistent with that of the electric utility industry in the UK.

5. SEGMENT AND RELATED INFORMATION

     The Company's principal business segment is electricity distribution, which involves the transfer of electricity from the high voltage transmission system, and its delivery, across lower voltage distribution systems, to consumers. Included in "Other" are ancillary business activities that generally support WPD's distribution business, including electricity generation for standby purposes, property and telecommunications, as well as corporate items and assets not allocated to specific segments. Interest expense and taxes are wholly allocated to "Other" and are disclosed in the Consolidated Income Statements. With the exception of total assets employed and capital expenditures, the values below exclude discontinued operations.


                                                                      Business Segments
                                                                      -----------------

Fiscal Year                                   Distribution             Other              Eliminations        Consolidated
-----------                                  --------------       --------------         --------------       ------------

                                                                        (in millions)
2000
----
Operating revenues                      (pound) 247   $ 393   (pound)46     $ 73   (pound)(18)   $ (28)   (pound)275    $ 438
Depreciation and Amortization                    52      83           4        6            -        -            56       89
Operating income                                107     170          25       40            -        -           132      210
Total assets employed at year-end             1,592   2,535         465      740            -        -         2,057    3,275
Capital expenditures                             63     101           4        6            -        -            67      107

1999
----
Operating revenues                           (pound) 247          (pound) 49           (pound) (35)          (pound) 261
Depreciation and Amortization                         45                   6                     -                    51
Operating income                                     111                  12                    (1)                  122
Total assets employed at year-end                  1,599                 540                     -                 2,139
Capital expenditures                                  70                   3                     -                    73

1998
----
Operating revenues                           (pound) 228          (pound) 44           (pound) (27)          (pound) 245
Depreciation and Amortization                         39                   7                     -                    46
Operating income                                     106                   4                     -                   110
Total assets employed at year-end                  1,540                 188                     -                 1,728
Capital expenditures                                  78                   4                    (1)                   81



                SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. INCOME TAXES

     Details of the income tax provisions are as follows (in millions):

                                                                       Fiscal Year      Fiscal Year      Fiscal Year
                                                                          2000              1999            1998
                                                                          ----              ----            ----
     Total provision for income taxes:
       Customary:
          Currently payable                                     (pound) 23      $ 36    (pound) 8      (pound) 22
          Deferred                                                       -         -           13               6
                                                                    ------      ----        -----          ------
                                                                        23        36           21              28
       Effect of change in tax rates                                     -         -          (11)            (22)
       Windfall levy                                                     -         -            -              90
                                                                    ------      ----        -----          ------
     Total income taxes charged to continuing operations        (pound) 23      $ 36  (pound)  10      (pound) 96
                                                                    ======      ====        =====          ======



     The decrease in customary income taxes from fiscal year 1998 to fiscal year 1999 is primarily due to an increase to the income tax provision in fiscal year 1998 to cover possible disallowable items. In the fiscal year 1999, the provision was reduced following the resolution of some of these items. This also explains the increase in taxes from fiscal year 1999 to fiscal year 2000.

     The UK government's 1998 Finance Act included a reduction in the rate of UK corporation tax from 31% to 30% effective April 1999. This decrease resulted in a reduction to WPD's provision for deferred income taxes and a corresponding decrease in income tax expense of approximately (pound)11 million, during fiscal year 1999.

       In fiscal year 1998, the UK corporation tax rate was reduced from 33% to 31%, effective April 1997, which resulted in a reduction to the Company's provision for deferred income taxes and a corresponding decrease in income tax expense of approximately (pound)22 million.

     In July 1997 the Labour government presented its first budget which included a "one-off windfall levy on the excess profits of the privatized utilities". Based upon the legislation, WPD's liability was assessed at (pound)90 million. The levy was paid by installments; the first half in December 1997 and the second half in two tranches in November and December 1998.

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows (in millions):

                                                                                             March 31,                March 31,
                                                                                               2000                     1999
                                                                                            -----------              ---------
       Deferred tax liabilities:
         Property, plant, and equipment basis differences............................ (pound)334   $ 532         (pound)  345
         Pensions....................................................................         43      68                   41
         Heldover gain................................................................        49      78                    -
                                                                                            ----   -----                 ----
                 Total................................................................       426     678                  386

       Deferred tax assets:
                Accruals, including acquisition related items.......................           9      14                   23
                                                                                           -----   -----                -----
       Net deferred tax liabilities in consolidated balance sheet                    (pound) 417   $ 664          (pound) 363
                                                                                           =====   =====                =====

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     Excluding the effect of the change in tax rates in fiscal years 1999 and 1998, and the effect of the windfall levy in fiscal year 1998, the reconciliation of the UK statutory rate to the effective customary income tax rate is as follows:

                                                   Fiscal Year     Fiscal Year     Fiscal Year
                                                       2000            1999            1998
                                                       ----            ----            ----

     UK statutory rate                                  30%             31%             31%
     Nondeductible amortization of goodwill              1               1               2
     Other permanent differences                        (9)             (7)              5
                                                       ---             ---             ---
     Effective customary income tax rate                22%             25%             38%
                                                       ====            ====            ====


7. FINANCIAL INSTRUMENTS

     The Company and WPD utilize interest rate swaps to mitigate their exposure to fluctuations in interest rates by allowing them to convert their outstanding variable rate debt into fixed rate debt. These swaps are designated as hedges of underlying debt obligations and, as such, the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. At March 31, 2000, sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totaling (pound)600 million, resulted in a cumulative unrealized loss of (pound)27 million.

     Foreign currency swaps embedded in cross currency swaps and interest rate swap hybrid instruments are used by the Company and WPD to hedge exposure to currency fluctuations for US dollar denominated debt. Gains and losses on these hedges are deferred and recognized as an adjustment to the carrying amount when the hedged transaction occurs. At March 31, 2000, currency swaps expiring between 2001 and 2007 with notional amounts totaling (pound)350 million, resulted in a cumulative unrealized profit of (pound)5 million.

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

     Other financial instruments for which the carrying amount did not equal fair value at March 31 were as follows (in millions):


                                                      March 31, 2000                    March 31, 1999
                                                      --------------                    --------------
                                              Carrying    Fair Value              Carrying     Fair Value
                                               Amount                              Amount
     Long-term debt                          (pound) 301  (pound) 298            (pound) 301      (pound) 314
     Preferred securities                    (pound)  50  (pound)  46            (pound)  50      (pound)  49



       The fair values for long-term debt and preferred securities were based on the closing market price.


                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following (in millions):


                                                                                    March 31, 2000         March 31, 1999
                                                                                    --------------         --------------

 Distribution network..............................................       (pound) 1,244        $ 1,980   (pound) 1,231
 Non-network land and buildings....................................                  34             54              33
 Other          ...................................................                  40             64              78
 Consumer contributions............................................                 (53)           (84)            (41)
                                                                                  -----        --------        -------
 Property, plant, and equipment, net...............................       (pound) 1,265        $ 2,014   (pound) 1,301
                                                                                  -----        -------         -------


9. CAPITAL BUDGET

     The Company's capital expenditure for the fiscal year 2000 was (pound)67 million ($107 million); for the fiscal years 2001 and 2002 capital expenditures are estimated to be (pound)69 million and (pound)68 million respectively. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above statement because of numerous factors. The factors include: changes in business conditions; revised load growth projections; change in regulatory requirements; and increasing costs of labor, equipment, and materials.

10. FINANCING

     The Company has $500 million Senior Notes in the US, of which some $168 million of the Senior Notes are due for redemption in November 2001 and $332 million in 2006; the Senior Notes are at rates of 6.375% and 6.8% respectively. The Company entered into currency swap transactions that effectively convert the US dollar obligations of the Senior Notes into pounds sterling obligations, with a nominal value of (pound)300 million.

     Southern Investments UK Capital Trust I (the "Trust") issued $82 million of its 8.23% preferred securities and invested the proceeds thereof in 8.23% subordinated debentures issued by the Company, which are scheduled to mature on February 1, 2027. The Company guarantees the Trust's obligations under the preferred securities. The Company has also entered into foreign currency swap contracts to hedge the currency risk associated with the interest and principal on the preferred securities, by swapping the US dollar liabilities back to pounds sterling for the period to February 2007. The nominal value of the swapped liabilities is (pound)50 million. The Company owns all of the common securities of the Trust, all of the assets of which are the aforementioned subordinated debentures of the Company in the aggregate principal amount of $84.5 million.

     The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's payment obligations with respect to the preferred securities.

     In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures. Sums totaling (pound)402 million were contributed to the Company for newly issued shares and the Company made three US dollar loans, totaling $584 million ((pound)351 million) to Holdings UK on the same terms as the existing long-term debt and subordinated debentures. In consideration of entering into these loans and their related currency and interest rate swaps, the Company made premium payments (independently calculated as a fair arms-length value between unconnected parties) of $84 million ((pound)51 million) to Holdings UK. Of the premium payments, (pound)42 million is being amortized over the life of the respective loans and swaps, and (pound)9 million represented accrued interest.

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     The Company has a US commercial paper program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, under which the maximum available is $520 million. At March 31, 2000 the amount unutilized under these facilities was $92 million. WPD enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

     Excluding swap agreements between the Company and Holdings UK, at March 31, 2000, the Company and WPD have sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totalling (pound)600 million, and cross currency swaps expiring between 2001 and 2007 with notional amounts totalling (pound)350 million.

11. INVESTMENTS

     The Company's long-term investments accounted for under the cost method consist of its 7.69% ownership of Teesside Power Limited, the fair value of which is not readily determinable. The Company's (pound)13 million of short-term investments are classified as available-for-sale under SFAS No. 115, the fair value of which approximated cost at March 31, 2000.

12. COMMON STOCKHOLDER'S EQUITY

     The Company's main investment and only significant asset is the entire share capital of WPD. The Company is primarily dependent upon dividends from WPD for its cash flow. WPD can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that currently sufficient distributable reserves will exist at WPD to allow for any and all cash flow generated at WPD through operations to be distributed to the Company through dividends to the Company. In the UK, the Accounting Standards Board is currently reviewing the treatment of deferred income tax accounting. If full provision for deferred tax were required, WPD's distributable reserves could be eliminated. In addition, in September 1999, the Regulator varied the licenses under which all RECs (including WPD) operate such that the directors of a REC must certify to the Regulator that it is reasonably foreseeable that the REC will not breach any of its license conditions if it declares a dividend. WPD has no reason to believe that a breach of its license would occur from declaring a reasonable dividend.

13. ASSET SALES

     In September 1999, South Western Electricity plc completed the sale of its electricity supply business (known as `SWEB') and certain related activities, together with the name `SWEB', to London Electricity plc for (pound)160 million and the assumption of certain liabilities. The Company recorded an after tax gain on the sale of (pound)125 million. The remaining distribution business was renamed Western Power Distribution ("WPD"). The Consolidated Statements of Income for all periods shown reflect the supply business segment as discontinued.

     There are certain incremental costs relating to the ongoing business which are a direct consequence of the sale of the supply business and related activities to London Electricity plc. These costs total (pound)3 million and principally involve the establishment of a new computer environment and data migration.

                  SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


14. SUBSEQUENT EVENTS

     On April 17, 2000, Southern Energy, Inc., an indirect parent of the Company, approved plans to register with the Securities and Exchange Commission shares of Southern Energy common stock. Southern Energy is currently a wholly owned subsidiary of Southern Company. Upon completion of this offering, Southern Company will own over 80% of the outstanding shares of the common stock. Southern Company has announced that it plans to complete a spin-off of Southern Energy within 12 months after the completion of the offering by distributing the remaining shares of common stock to the holders of Southern Company's common stock. There can be no assurance that this offering will be completed.

     On May 31, 2000 an associate of the Company made a bid of (pound)464 million to purchase the entire ordinary share capital of Hyder plc, the company which owns and runs the electricity network in South Wales and the water distribution and waste water treatment business for the whole of Wales. This represents a bid of (pound)3 per share. If the bid is successful, it is intended that WPD will become involved with the management of the electricity network in South Wales. The offer will be circulated to Hyder plc shareholders and final approval could take up to 90 days. This bid follows an earlier bid from the Principal Finance Group to purchase the company for (pound)2.60 per share.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

                                   MANAGEMENT

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 31, 2000:

     Name                                         Age                            Position
     ----                                         ---           ----------------------------------------------
Barney S. Rush...................................  47          Director, Chief Executive Officer
D. Charl S. Oosthuizen...........................  42          Director, Chief Financial and Accounting Officer
Robert A. Symons.................................  47          Director
Maurice E. Fletcher..............................  50          Director
Accentacross Limited.............................              Director
Mighteager Limited...............................              Director



     Barney S. Rush - Chief Executive Officer of the Company since October
1999. Mr. Rush currently serves as Chief Executive Officer of the Southern Energy-Europe Group, a position he has held since August 1999, and is also Senior Vice President of Southern Energy, Inc. He previously served as President of Southern Energy Development-Europe.

     D. Charl S. Oosthuizen - Chief Financial and Accounting Officer of the Company since June 1999 and also Finance Director of WPD since that date. He previously served as General Manager, Information Resources at WPD from April 1999 to May 1999, and as Assistant to the Chief Executive at WPD from December 1997 to March 1999. He was Treasurer of WPD until November 1997.

     Robert A. Symons - Director of the Company since October 1997 and also Distribution Director of WPD from that date. Effective March 31, 2000, he was appointed Chief Executive Officer of WPD. He previously served as Network Services Manager in Plymouth for WPD from December 1994 to September 1997.

     Maurice E. Fletcher - Director of the Company since October 1999 and also a Director of WPD since that date. He previously served as Officer responsible for Human Resources for WPD.

     Accentacross Limited ("Accentacross") - Director of the Company since July 1996. Paul Champagne represents Accentacross at meetings of the Directors of the Company. Mr. Champagne has represented Accentacross at meetings of the Directors of the Company since March 2000. From May 1999 to the present, Mr. Champagne has served as President of PPL Global, Inc.

     Mighteager Limited ("Mighteager") - Director of the Company since July 1996. Dale M. Kleppinger represents Mighteager at meetings of the Directors of the Company. Mr. Kleppinger has represented Mighteager at meetings of the Directors of the Company since March 2000. From March 1999 to March 2000, Mr. Kleppinger served as Treasurer of WPD. From April 2000, Mr. Kleppinger has served as Director of Treasury at PPL Corporation.

     Accentacross and Mighteager were elected by PPLG to the board of the Company pursuant to a Shareholders' Agreement dated July 1, 1996 among Southern Electric International-Europe Inc. ("SEI-Europe"), PPLG and Holdings and reaffirmed under a revised Shareholders' Agreement of June 18, 1998 (the "Shareholders' Agreement") between SEI-Europe, PPLG and Holdings UK. The Shareholders' Agreement provides that holders of a majority of the A shares can appoint the majority of directors to the board and that holders of a majority of the B shares can appoint a number of directors that is one less than the number of directors that the holders of the A shares have the right to appoint. This applies not only to the board of directors of Holdings UK but also extends to the boards of Holdings and of the Company as wholly-owned subsidiaries of Holdings UK. During the period under review Holdings UK as holder of the B shares exercised this right to the extent of electing Accentacross and Mighteager to the board of the Company. Accentacross and Mighteager are represented on the board of directors of the Company by Messrs. Champagne and Kleppinger respectively.


                                     III-1

     On April 1, 2000, Richard F. Owen was appointed a Director of the Company. Mr. Owen currently serves as Vice President of Operations and Business Development of Southern Energy's European businesses. He previously served as Vice President of Operations and Business Development for the Caribbean region and South America.




                                     III-2

Item 11.  EXECUTIVE COMPENSATION

     Accentacross and Mighteager (the "PPLG Directors") do not receive compensation for their services as Directors of the Company. Messrs. Oosthuizen, Symons, and Fletcher have received, and will continue to receive, compensation in respect of services performed as WPD Officers, WPD being their primary employer and a subsidiary of the Company. They receive no cash or non-cash compensation as a result of these arrangements beyond that which they would otherwise receive from WPD for their services performed for WPD. Mr. Rush has received, and will continue to receive, compensation in respect of services performed in his capacity as an Officer of Southern Energy, his primary employer and an affiliate of the Company. Mr. Rush received no cash or non-cash compensation as a result of these arrangements beyond that which he would otherwise receive from Southern Energy for the services performed by him for Southern Energy.



                                III-3

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. The authorized share capital of the Company consists of 902,128,735 ordinary shares of (pound)1 each, all of which have been issued fully paid and are held by Holdings. Holdings is a wholly-owned subsidiary of Holdings UK. The following table sets forth, as of March 31, 2000, certain information regarding beneficial ownership of Holdings UK common stock held by each person known by the Company to own beneficially more than 10% of Holdings UK outstanding common stock.

                            Name and Address                      Amount and Nature           Percent
                            of Beneficial                             of Beneficial                of
Title of Class              Owner                                         Ownership             Class
-----------------------------------------------------------------------------------------------------

A Ordinary                  The Southern Company                     12,184,716 (1)              100%
                            270 Peachtree Street, N.W.
                            Atlanta, Georgia 30303

B Ordinary                  PPL Corporation                          11,936,049 (2)              100%
                            2 North Ninth Street
                            Allentown, Pennsylvania 18101

C Ordinary                  PPL Corporation                             746,003 (2)              100%
                            2 North Ninth Street
                            Allentown, Pennsylvania 18101

D Ordinary                  PPL Corporation                           5,100,000 (2)              100%
                            2 North Ninth Street
                            Allentown, Pennsylvania 18101

E Ordinary                  The Southern Company                      4,900,000 (1)              100%
                            270 Peachtree Street, N.W.
                            Atlanta, Georgia 30303



(1) Such shares are owned by SEI-Europe UK Limited, an indirect wholly-owned subsidiary of Southern.
(2) Such shares are owned by PPLG UK, an indirect wholly-owned subsidiary of PPL.


The A Ordinary shares and the B Ordinary shares have the same voting rights, while the C Ordinary shares have no voting rights. The only other material difference between them is the requirement for dividends attributable to the calendar year ended December 31, 1998 aggregating up to (pound)30.4 million to be allocated 61% to the holder(s) of the A shares and 39% to the holders of the B shares and the C shares collectively, and for dividends attributable to the calendar year ended December 31, 1998 in excess of (pound)30.4 million to be allocated pro-rata to the shareholders in accordance with their ownership of shares. The D Ordinary shares and E Ordinary shares were issued in December 1999 to provide certain rights and restrictions over the D and E Ordinary shares of Holdings. Except with respect to certain specific matters, holders of the D Ordinary shares and E Ordinary shares are not entitled to vote at general meetings of Holdings UK.


                                     III-4

Security ownership of management. The following table shows the number of shares of Southern common stock owned by the directors, nominees and executive officers as of March 31, 2000. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares outstanding on March 31, 2000.



Name of Directors,
Nominees and                                                                       Number of Shares
Executive Officers                                      Title of Class             Beneficially Owned1,2
------------------                                      --------------             ------------------

Barney S. Rush                                          Southern Common                   10,181
The directors, nominees, and
executive officers as a group (6 persons)               Southern Common                   10,181


1   As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security, or any combination thereof.

2   The shares shown include shares of Southern common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan, as follows: Mr. Rush 6,426 shares.

Messrs. Symons,  Oosthuizen,  and Fletcher, and the two corporate directors,  Accentacross Limited and Mighteager
Limited, do not own any equity securities of the Company or any of its parents or subsidiaries.

Changes in control. The Company knows of no arrangements which may at a subsequent date result in any change in control.




                                     III-5

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others.
              None.

Certain business relationships.
              See Item 11 herein.

Indebtedness of management.
              None.

Transactions with promoters.
              None.



                                     III-6

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

     (b) Reports on Form 8-K:

         The registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Southern Investments UK plc, a public limited company incorporated and existing under the laws of England and Wales, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 15th day of June, 2000.

                                          SOUTHERN INVESTMENTS UK plc

                                           By:    Barney S. Rush
                                           Chairman and Chief Executive Officer


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

              Signature                            Title                 Date

      BARNEY S. RUSH                          Chairman and Chief
                                             Executive Officer

      D. CHARL S. OOSTHUIZEN                  Chief Financial and
                                              Accounting Officer

      ROBERT A. SYMONS                  |
                                        |
      MAURICE E. FLETCHER               |
                                        |
      RICHARD F. OWEN                   |
                                        |
      ACCENTACROSS LIMITED              |
                                        |
      By: Paul Champagne                |
           Director                     |
                                        |
                                        |             Directors
                                        |
      MIGHTEAGER LIMITED                |
                                        |
      By: Dale M. Kleppinger            |
           Director                     |


      /s/ WAYNE BOSTON                                   June 15, 2000
         Wayne Boston
        Attorney-in-Fact

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

To the Board of Directors of Southern Investments UK plc:

We have audited in accordance with generally accepted auditing standards, the financial statements of SOUTHERN INVESTMENTS UK plc AND SUBSIDIARIES included in this report and have issued our report thereon dated June 15, 2000. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ARTHUR ANDERSEN
ARTHUR ANDERSEN

Bristol, England
June 15, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               FOR THE YEARS ENDED MARCH 31, 2000, 1999, AND 1998

                                  (In Millions)

                                                                           Additions

                                                                  -------------------------------
                                                   Balance at       Charged        Charged to                      Balance
                                                    Beginning      (Credited)        Other                         at End of
                                                    of Period      to Income        Accounts       Deductions        Period
                                                     (pound)        (pound)         (pound)         (pound)         (pound)
                                                    -----------    ----------      ---------       ----------      ----------

 Provision for Uncollectable
 Accounts
     Year-Ended March 31, 1998................            12             (2)             -              (1)              9
                                                         ===            ===            ===              ===            ===
     Year-Ended March 31, 1999................             9              2              -              (1)             10
                                                         ===            ===            ===              ===             ==
     Year-Ended March 31, 2000................            10             (6)             -              (2)              2
                                                         ===            ===            ===              ===            ===
-------------




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

    4.5      --   Certificate of Trust of Southern Investments UK Capital Trust I (Designated in Form S-4  Registration
                  No. 333-26939 as Exhibit 4.3.)

    4.6      --   Amended and Restated Declaration of Trust dated as of January 29, 1997 of Southern Investments  UK
                  Capital Trust I.  (Designated in Form S-4 Registration No. 333-26939 as Exhibit 4.4.)

    4.7      --   Form of Exchange Guarantee of the Company relating to the Exchange Capital Securities.  (Designated in
                  Form S-4 Registration No. 333-26939 as Exhibit 4.6.)

    4.8      --   Capital Securities Guarantee dated as of January 29, 1997 of the Company relating to the Original
                  Capital Securities.  (Designated in Form S-4 Registration No. 333-26939 as Exhibit 4.8.)

    4.9      --   Common Securities Guarantee dated as of January 29, 1997 of the Company relating to the Common
                  Securities.  (Designated in Form S-4 Registration No. 333-26939 as Exhibit 4.9.)

    4.10     --   Deposit Agreement dated as of January 29, 1997 between the Company and Bankers Trust Company, as book-entry depositary.  (Designated in Form S-4 Registration No. 333-26939 as Exhibit 4.10.)

*   10.1     --   South Western Electricity plc Public Electricity Supply License dated September 1999.

    10.2     --   Pooling and Settlement Agreement (as amended and restated at July 28, 1997) together with modifications dated September 19, 1997 and May 14, 1998 between South Western Electricity plc, Energy Settlements and
                  Information Services (as Settlement System Administrator), Energy Pool Funds Administration Limited (as Pool
                  Funds Administrator), NGC (as Grid Operator and Ancillary Services Provider) and Other Parties. (Designated
                  in Form 10-K for the year ended March 31, 1998 as Exhibit 10.3).

    10.3     --   Master Connection and Use of System Agreement dated as of March 30, 1990 among NGC and its users
                  (including South Western Electricity  plc). (Designated in Form S-1 Registration No. 333-09033 as
                  Exhibit 10.4.)






    10.4     --   Form of Supplemental  Agreement between NGC and South Western  Electricity plc.  (Designated in Form S-1
                  Registration No. 333-09033 as Exhibit 10.5.)

    10.5     --   Variations dated April 1, 1998, March 31, 1998 and March 31, 1998 to the Master Connection and Use of System
                  Agreement dated as of March 30, 1990 among NGC and its users (including South Western Electricity plc) and to the Form of Supplemental Agreement between NGC and South Western Electricity plc.  (Designated in Form 10-K
                  for the year ended March 31, 1998 as  Exhibit 10.6).

    10.6     --   Master Agreement dated as of October 25, 1995 among The National Grid Holding plc, NGC,  South Western
                  Electricity plc and the other RECs.  (Designated  in Form S-1  Registration  No.  333-09033  as Exhibit
                  10.6.)

    10.7     --   Memorandum of  Understanding  between NGG,  South Western Electricity plc and each of the RECs,  dated
                  November 17, 1995. (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.7.)

    10.8     --   Form of South Western  Electricity plc Use of Distribution System  Agreement.  (Designated in Form 10-K
                  for the year ended March 31, 1998 as Exhibit 10.9).

    10.9     --   Form of Agreement for the Connection of an Exit Point,  generally applicable to commercial customers.
                 (Designated in Form 10-K for the year ended March 31, 1999 as Exhibit 10.10).

    10.10    --   Form of Agreement for the Connection of an Exit Point, generally applicable to residential customers.
                 (Designated in Form 10-K for the year ended March 31, 1998 as Exhibit 10.11).

    10.11    --   Services Agreement dated as of January 1, 1996 between Southern Electric International,  Inc.  (now
                  Southern Energy,  Inc.) and the Company.  (Designated in Form S-1 Registration No. 333-09033 as Exhibit
                  10.10.)

    10.12    --   Services Agreement  dated as of January 1, 1996 between Southern Electric International,  Inc.  (now
                  Southern  Energy,  Inc.) and South Western  Electricity  plc.  (Designated in Form S-1  Registration No.
                  333-09033 as Exhibit 10.11.)

    10.13    --   Services Agreement dated as of January 1, 1996 between South  Western Electricity  plc and Holdings.
                  (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.12.)

    10.14    --   Services  Agreement dated as of January 1, 1996 between the Company and South Western  Electricity  plc.
                  (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.13.)

*   21.1     --   Subsidiaries of Registrant.

*   24.1     --   Power of Attorney and Resolution.

*   27.1     --   Financial Data Schedule.


                                      E-2
