Form 10-Q
period 2000-06-30
SOUTHERN INVESTMENTS UK PLC
filed 2000-08-14
CIK 1019672

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2000
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  X    No __

                                Description of               Shares Outstanding
Registrant                      Common Stock                 at July 31, 2000
----------                      ------------                 ----------------

Southern Investments UK plc     Par Value(pound)1 Per Share  902,128,735





           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       This Quarterly Report on Form 10-Q includes forward-looking and historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory issues (such as the results of the current review of regulation, and the impact of the most recent distribution price control review effective April 2000); potential business strategies, including acquisitions or dispositions of assets or businesses or internal restructuring that may be pursued by the Company or its subsidiaries; the potential introduction of the Euro; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors discussed elsewhere herein and in other reports filed from time to time by the Company with the SEC.



                                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                 (Stated in Millions)


                                                                     For the Three Months Ended June 30,
                                                                     -----------------------------------

                                                                          2000                      1999
                                                                          ----                      ----
                                                                              (Note A)

OPERATING REVENUES                                             (pound) 54         $ 81        (pound) 59
COST OF SALES                                                           6            9                 3
                                                                   ------       ------            ------
GROSS MARGIN                                                           48           72                56
                                                                   ------       ------            ------
OPERATING EXPENSES:
    Maintenance                                                         8           12                 8
    Depreciation and amortization                                      11           16                13
    Selling, general, and administrative                                3            5                 8
                                                                   ------       ------            ------
    Total operating expenses                                           22           33                29
                                                                   ------       ------            ------
OPERATING INCOME FROM CONTINUING
 OPERATIONS                                                            26           39                27
                                                                   ------       ------            ------
OTHER INCOME (EXPENSE):
    Interest income from affiliated company                             5            8                 5
    Interest expense                                                  (13)         (20)              (14)
    Other, net                                                          2            3                 2
                                                                   ------       ------            ------
    Total other expense                                                (6)          (9)               (7)
                                                                   ------       ------            ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                20           30                20

PROVISION FOR INCOME TAXES                                              6            9                 6
                                                                   ------       ------            ------
NET INCOME FROM CONTINUING OPERATIONS                                  14           21                14

DISCONTINUED OPERATIONS (NOTE C):
    Income from operations of discontinued supply business
     (less applicable income taxes of(pound)- ($-), and(pound)-)        -            -                 -
                                                                   ------       ------            ------
NET INCOME                                                     (pound) 14         $ 21        (pound) 14
                                                                   ======       ======            ======





       The accompanying notes form an integral part of these condensed consolidated statements



                                               2



                       SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (Stated in Millions)

                                                                      For the Three Months Ended June 30,
                                                                      -----------------------------------

                                                                                 2000                 1999
                                                                                 ----                 ----
                                                                                    (Note A)
OPERATING ACTIVITIES:
    Net income                                                      (pound)  14        $ 21      (pound)  14
    Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
      Depreciation and amortization                                          11          16               13
      Deferred income taxes                                                   1           2                1
      Changes in certain current assets and liabilities:
         Receivables, net                                                    10          15               (4)
         Accounts payable                                                     3           5                2
         Accrued income taxes                                                 5           8                6
         Other                                                               (5)         (8)              (1)
                                                                         ------      ------           ------
    Net cash provided from operating activities of continuing
       operations                                                            39          59               31
                                                                         ------      ------           ------
INVESTING ACTIVITIES:
    Capital expenditures                                                    (19)        (29)             (14)
    Proceeds from sale of assets                                              -           -                1
    Proceeds from sale of investments                                         2           3                -
                                                                         ------      ------           ------
    Net cash used for investing activities of continuing operations         (17)        (26)             (13)
                                                                         ------      ------           ------
FINANCING ACTIVITIES:
    Payments of common stock dividends                                       (4)         (6)              (4)
    Change in short-term borrowings                                         (18)        (27)             (33)
                                                                         ------      ------           ------
    Net cash used for financing activities of continuing operations         (22)        (33)             (37)
                                                                         ------      ------           ------

CASH PROVIDED BY DISCONTINUED OPERATIONS                                      -           -               19
                                                                         ------      ------           ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     -           -                -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                                       2           3                5
                                                                         ------      ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          (pound)   2      $    3      (pound)   5
                                                                         ======      ======           ======

SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid during the period for:
             Interest                                               (pound)  10     $     15     (pound)  15
             Income taxes                                           (pound)   -     $      -     (pound)   -


             The accompanying notes form an integral part of these condensed consolidated statements.



                                         SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Stated in Millions)

                                                          ASSETS

                                                                                   At June 30, 2000            At March
                                                                                   ----------------            --------
                                                                                     (Unaudited)               31, 2000
                                                                                     -----------               --------
                                                                                               (Note A)

PROPERTY, PLANT, AND EQUIPMENT                                                  (pound) 1,485    $ 2,247  (pound) 1,467
    Less accumulated depreciation                                                         212        321            202
                                                                                       ------    -------         ------
    Total                                                                               1,273      1,926          1,265
                                                                                       ------    -------         ------

OTHER ASSETS:
    Investments                                                                            16         24             16
    Prepaid pension cost                                                                  149        225            145
    Goodwill, net of accumulated amortization of(pound)21 ($32) at
        June 30, 2000 and(pound)20 at March 31, 2000                                      162        246            163
    Loans to affiliated company                                                           351        531            351
    Premium in respect of loans to affiliated company and related hedges, net of accumulated amortization of(pound)14 ($21) at June 30,
        2000 and(pound)12 at March 31, 2000                                               28          42             30
                                                                                      ------     -------         ------
    Total                                                                                706       1,068            705
                                                                                      ------     -------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                              2           3              2
    Investments                                                                           11          17             13
    Receivables:
        Customer accounts, less provision for uncollectables of(pound)3 ($5) at
           June 30, 2000 and(pound)2 at March 31, 2000                                    36          54             50
        Other                                                                             21          32             14
    Materials and supplies                                                                 2           3              2
    Prepayments                                                                           10          15              6
                                                                                      ------     -------         ------
    Total                                                                                 82         124             87
                                                                                      ------     -------         ------

TOTAL ASSETS                                                                   (pound) 2,061     $ 3,118  (pound) 2,057
                                                                                      ======     =======         ======









       The accompanying notes are an integral part of these condensed consolidated balance sheets.






                                        SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Stated in Millions)

                                            STOCKHOLDER'S EQUITY AND LIABILITIES


                                                                           At June 30, 2000           At March
                                                                           ----------------           --------
                                                                              (Unaudited)             31, 2000
                                                                              -----------             --------
                                                                                       (Note A)

STOCKHOLDER'S EQUITY:
    Common stock, par value(pound)1 per share, 902,128,735 shares
      authorized, issued and outstanding                              (pound) 902       $ 1,365    (pound) 902
    Retained deficit (Note D)                                                (113)         (171)          (123)
                                                                           ------       -------         ------
    Total                                                                     789         1,194            779
                                                                           ------       -------         ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SOUTHERN INVESTMENTS
  UK CAPITAL TRUST I HOLDING COMPANY JUNIOR
  SUBORDINATED DEBENTURES                                                      50            76             50

 COMMITMENTS AND CONTINGENT MATTERS (NOTES E
  AND G)

NON-CURRENT LIABILITIES:
    Long-term debt                                                            301           455            301
    Accumulated deferred income taxes                                         418           632            417
    Miscellaneous                                                              16            24             16
                                                                           ------       -------         ------
    Total                                                                     735         1,111            734
                                                                           ------       -------         ------
CURRENT LIABILITIES:
    Notes payable to banks                                                    293           443            311
    Notes payable to affiliated company                                        26            39             26
    Other notes payable                                                         5             8              5
    Accounts payable                                                            7            11              4
    Accrued income taxes                                                       49            74             44
    Interest accrued                                                           11            17              8
    Miscellaneous                                                              96           145             96
                                                                           ------       -------         ------
    Total                                                                     487           737            494
                                                                           ------       -------         ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                          (pound) 2,061       $ 3,118  (pound) 2,057
                                                                          =======       =======         ======





      The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


(A) Solely for the convenience of the reader, certain pounds sterling amounts included in the condensed consolidated financial statements have been translated into US dollars at the exchange rate of $1.5130 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2000.

(B) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments necessary to present fairly the results of the three-month periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The Company's fiscal year-end is March 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

       The condensed consolidated financial statements included herein have been reviewed by the Company's independent public accountants as set forth in their report included herein as Exhibit 15.

(C) The Company's principal operating subsidiary is South Western Electricity plc, which trades as Western Power Distribution ("WPD"). WPD's principal activity is electricity distribution, which involves the transfer of electricity from the national transmission system to end user's premises.

       Discontinued operations refers to the electricity supply business (known as "SWEB") and related activities which were sold effective September 30, 1999.

(D) The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of WPD's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a "one-off windfall levy on the excess profits of the privatized utilities"; WPDs's liability was assessed at (pound)90 million during fiscal year 1998.

(E) The Company engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 7 to the financial statements of the Company in
       Item 8 of Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions employed to mitigate the Company's risk related to interest rates and foreign currency exchange rate fluctuations. At June 30, 2000, the status of outstanding non-trading related derivative contracts was as follows:

       (i) Interest rate swaps expiring between 2001 and 2012 with notional amounts totaling (pound)600 million, resulted in an unrealized loss of (pound)28 million.

       (ii) Currency swaps expiring between 2001 and 2007 with notional amounts totaling (pound)350 million, resulted in an unrealized gain of (pound)17 million.

           The above excludes swap agreements between the Company and an affiliated company,WPD Holdings UK.


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(F) Financial data for business segments for the periods covered in the Form
    10-Q are as follows:

                                             Distribution        Other     Eliminations        Consolidated
                                             ------------        -----     ------------        ------------

                                                                       (in millions)
       Three Months Ended June 30, 2000:
       ---------------------------------
       Operating revenues                (pound)    51  (pound)    4       (pound) (1)     (pound)      54
       Segment operating income                     24             2                -                   26

       Total assets at June 30, 2000     (pound) 1,591  (pound)  470       (pound)  -      (pound)   2,061


       Three Months Ended June 30, 1999:
       --------------------------------
       Operating revenues                (pound)    53  (pound)   13       (pound) (7)     (pound)      59
       Segment operating income                     20             7                -                   27

       Total assets at March 31, 2000    (pound) 1,592  (pound)  465       (pound)  -      (pound)   2,057


       The "Other" category includes ancillary business activities that generally support WPD's distribution business, including electricity generation for standby purposes, property and telecommunications, as well as corporate items and assets not allocated to specific segments. Interest and taxes are wholly allocated to "Other" and are disclosed in the Condensed Consolidated Statements of Income. The values above exclude discontinued operations.

(G) The Company and WPD are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in aggregate. Neither the Company nor WPD is a party to any material legal proceedings nor are they currently aware of any threatened material legal proceedings.

       Reference is made to Note 2 to the financial statements of the Company in
       Item 8 of the Form 10-K for information regarding complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to the use by another employer, The National Grid Company plc ("NGC"), of ESPS surplus to offset that employer's costs of providing early pensions on redundancies and certain other items. NGC, together with National Power PLC, have now initiated appeals in the House of Lords. NGC and National Power PLC have executed deeds of amendment which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment. The House of Lords is unlikely to rule whether such amendments are effective before December 2000. WPD is considering whether to execute similar amendments. Based on the Company's assessment of the current legal position, it anticipates that a payment into the ESPS of (pound)24 million will ultimately be required. Under Financial Accounting Standards Board ("FASB") Statement No. 87 "Employers' Accounting for Pensions", there will be no immediate impact to Net Income.

(H) The condensed consolidated financial statements included herein have not been prepared in accordance with the policies of FASB Statement No. 71 "Accounting for the Effects of Certain Types of Regulation". This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, WPD is not subject to rate regulation, but rather, is subject to price cap regulation and therefore the provisions of FASB Statement No. 71 do not apply. Financial statements presented in accordance with FASB Statement No. 71 often contain certain deferred items which have not been included in rates charged to customers in compliance with the respective regulatory authority rulings, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying consolidated financial statements of the Company do not contain such deferrals.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     FIRST QUARTER OF FISCAL YEAR 2001 vs. FIRST QUARTER OF FISCAL YEAR 2000


RESULTS OF OPERATIONS

Earnings

       The Company's net income from continuing operations was (pound)14 million for the first quarter of both fiscal years 2000 and 2001.

       Significant income statement items from continuing operations appropriate for discussion include the following:

                                                            Increase (Decrease)
                                                         ----------------------
                                                              First Quarter
                                                            (in millions)    %
Operating revenues...................................    (pound) (5)        (8)
Depreciation and amortization........................            (2)       (15)
Selling, general, and administrative expenses........            (5)       (63)

Operating revenues. Within operating revenues, the distribution business segment decreased by (pound)2 million for the quarter when compared to the same period of fiscal year 2000. This was principally due to reduced distribution tariffs effective April 1, 2000 as determined by the Regulator in his recent price review finalized in December 1999. Revenues from ancillary businesses (net of eliminations) for the first quarter of fiscal year 2001 decreased by (pound)3 million compared to the same period of fiscal year 2000 reflecting lower activity in the energy purchasing business following the sale of the electricity supply business effective September 30, 1999.

Depreciation and amortization. The first quarter decrease is mainly attributed to a reduction in depreciation expense subsequent to the write down of assets in fiscal year 2000.

Selling, general, and administrative expenses. The first quarter decrease is primarily attributed to cost reductions associated with restructuring after the sale of the electricity supply business, and staff reductions.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Future Earnings Potential

       The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including the impact of current and future regulation.

      On Friday, August 11, 2000, WPD Limited, an associate of the Company, submitted an offer of 365 pence per share for the entire ordinary share capital of Hyder plc, which owns and runs the electricity network in South Wales and the water distribution and waste water treatment business for all of Wales. This represents a total purchase price of (pound) 559 million. Friday was the last day for submission of revised offers, no other revised offers were submitted, and WPD Limited was informed by the Takeover Panel in the United Kingdom that it was the higher bidder. WPD Limited's increased bid has not yet been formally announced pending the outcome of an appeal by the other party competing to acquire Hyder against a ruling of the Panel Executive allowing the WPD Limited bid to proceed. If WPD Limited's bid is successful, it is intended that WPD will become involved in the management of the electricity network in South Wales.

       WPD's distribution business constitutes an effective regional monopoly and is subject to control on the prices it can charge and the quality of supply it must provide.

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

       As part of the most recent price control review, effective April 1, 2000, the Regulator recognized that further analysis was required to address some of the weaknesses associated with the existing framework of price regulation. This included a commitment to an ongoing program of work - the Information and Incentives Project. A major objective of the Project is to strengthen the financial incentives on distribution businesses with regard to the quality of service that they deliver. Although the Guaranteed and Overall Standards of Performance impose penalty payments for not meeting specific targets, there is no explicit mechanism whereby distribution businesses are financially rewarded for improved quality of supply. The Regulator intends to introduce additional incentive mechanisms relating to quality of supply from April 2002. The financial impact of any additional mechanisms would be limited to +/-2% of price control revenue during the price control period from April 2002 until the end of March 2005.

       On July 28, 2000, the Utilities Bill received Royal Assent. This provides the Regulator with powers to impose penalties on license holders, subject to a cap of 10% of turnover, in circumstances where they are in breach of license conditions and certain other requirements including requirements relating to specific standards of performance. It also provides for supply and distribution companies to be held in separate subsidiaries and new supply and distribution licenses.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       Effective April 1, 2000, responsibility for obtaining meter readings and the data processing and data aggregation functions was transferred from distribution to supply businesses, with the aim of facilitating effective competition in metering activities. Suppliers, on behalf of customers, can contract these services from any company holding an appropriate license, of which WPD is one. Distribution businesses will only be obliged to provide, on a non discriminatory basis, existing meter assets and maintain those assets, where requested by the supplier, and will continue to provide maintained metering equipment within its Authorized Area until the supplier or customer introduces alternative arrangements.

       The Company continues to analyze the effects of adoption of the rules promulgated by FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". Together these statements establish accounting and reporting standards for derivative instruments. The provisions of the two Statements are mandatory for fiscal years beginning after June 15, 2000. Management is currently assessing the financial statement impact; however, such impact is not determinable at this time. Adoption of Statements No. 133 and 138 could increase volatility of earnings and other comprehensive income, but will have no impact on cash flow during any future period.

       In January 1999, eleven European Union countries formed an economic and monetary union and started using a single currency - the Euro. The UK did not join at this time, but the UK government has indicated that it might in the future. WPD has assessed changes that would be required if the Euro is introduced to the UK. The cost of conversion to Euro compatible systems could have a significant impact on future earnings.

       Reference is made to Note (G) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II -
Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

       The major change in the Company's financial condition during the three months to June 30, 2000 was the expenditure by WPD of approximately (pound)19 million in property, plant, and equipment, largely in respect of the distribution network. The funds required for such additions were derived primarily from operations. It is expected that WPD's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       The Company holds the entire share capital of WPD. The Company is primarily dependent upon dividends from WPD for its cash flow. WPD can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at WPD to allow for reasonable and necessary dividends from WPD, through operations, to be distributed to the Company. In the UK, the Accounting Standards Board is currently reviewing the treatment of deferred income tax accounting. If full provision for deferred tax were required, WPD's distributable reserves could be eliminated. In addition, the directors of a REC must certify to the Regulator that it is reasonably foreseeable that the REC will not breach any of its license conditions if it declares a dividend. WPD has no reason to believe that a breach of its license would flow from declaring a reasonable dividend.

Financing Activities

       The Company has a US commercial paper program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, under which the maximum available is $520 million. At June 30, 2000 the amount unutilized under these facilities was (pound)96 million. WPD enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

       WPD actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At June 30, 2000 the Company and WPD together had short-term debt of (pound)324 million ($490 million) outstanding ($377 million from a swingline and revolving credit facility, and $113 million in other short-term loans).

       To meet short-term cash needs and contingencies, the Company and WPD together had at June 30, 2000 approximately (pound)2 million of cash and (pound)90 million of unutilized committed lines of credit with banks. Also available was (pound)96 million of the swingline and revolving credit facility mentioned above.

       Excluding swap agreements between the Company and Holdings UK, at June 30, 2000, the Company and WPD have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totaling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totaling (pound)350 million.

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




          /s/R. A. Symons
     By   R. A. Symons
          Director

          /s/ D. C. S. Oosthuizen
     By   D. C. S. Oosthuizen
          Director, Chief Financial and Accounting Officer







                                                         Date: August 14, 2000