Form 10-Q
period 2000-09-30
SOUTHERN INVESTMENTS UK PLC
filed 2000-11-13
CIK 1019672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE  ACT OF 1934
                     For the Quarter Ended September 30, 2000
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934
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

                               Description of               Shares Outstanding
Registrant                     Common Stock                 at October 31, 2000
----------                     ------------                 -------------------

Southern Investments UK plc    Par Value(pound)1 Per Share       902,128,735


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       This Quarterly Report on Form 10-Q includes forward-looking and historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking information; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory issues; potential business strategies, including acquisitions or dispositions of assets or businesses or internal restructuring that may be pursued by the Company or its subsidiaries; the potential introduction of the Euro; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors discussed elsewhere herein and in other reports filed from time to time by the Company with the SEC.


                                         SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                     (Stated in Millions)


                                                                              For the Three Months Ended September 30,

                                                                                  2000                           1999
                                                                                  ----                           ----
                                                                                       (Note A)

OPERATING REVENUES                                                    (pound) 49         $ 72              (pound) 70
COST OF SALES                                                                  6            9                       6
                                                                          ------       ------                  ------
GROSS MARGIN                                                                  43           63                      64
                                                                          ------       ------                  ------
OPERATING EXPENSES:
    Maintenance                                                                9           13                      10
    Depreciation and amortization                                             12           18                      13
    Selling, general, and administrative                                       3            4                      11
    Incremental expenses incurred as a direct consequence
      of the disposal of the supply business (Note C)                          -            -                       1
                                                                          ------       ------                  ------
    Total operating expenses                                                  24           35                      35
                                                                          ------       ------                  ------
OPERATING INCOME FROM CONTINUING
OPERATIONS                                                                    19           28                      29
                                                                          ------       ------                  ------
OTHER INCOME (EXPENSE):
    Interest income from affiliated company                                    5            7                       5
    Interest expense                                                         (14)         (20)                    (13)
    Other, net                                                                 2            3                       3
                                                                          ------       ------                  ------
    Total other expense                                                       (7)         (10)                     (5)
                                                                          ------       ------                  ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                       12           18                      24

PROVISION FOR INCOME TAXES                                                    (4)          (6)                     (7)
                                                                          ------       ------                  ------
NET INCOME FROM CONTINUING OPERATIONS                                          8           12                      17

DISCONTINUED OPERATIONS (NOTE C):
    Income from operations of discontinued supply business (less
      applicable income taxes of(pound)- ($-), and(pound)3)                    -            -                       4
    Gain on disposal of supply business (less applicable
      income taxes of(pound)1 ($1), and(pound)48)                              4            6                     124
                                                                          ------       ------                  ------
NET INCOME                                                            (pound) 12         $ 18             (pound) 145
                                                                          ======       ======                  ======


               The  accompanying  notes form an integral part of these condensed consolidated statements.
                                        2


                                         SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                        (Stated in Millions)


                                                                             For the Six Months Ended September 30,

                                                                                  2000                           1999
                                                                                  ----                           ----
                                                                                       (Note A)

OPERATING REVENUES                                                   (pound) 103        $ 152             (pound) 129
COST OF SALES                                                                 12           18                       9
                                                                          ------       ------                  ------
GROSS MARGIN                                                                  91          134                     120
                                                                          ------       ------                  ------
OPERATING EXPENSES:
    Maintenance                                                               17           25                      18
    Depreciation and amortization                                             23           34                      26
    Selling, general, and administrative                                       6            9                      19
    Incremental expenses incurred as a direct consequence
    of the disposal of the supply business                                     -            -                       1
                                                                          ------       ------                  ------
    Total operating expenses                                                  46           68                      64
                                                                          ------       ------                  ------
OPERATING INCOME FROM CONTINUING
OPERATIONS                                                                    45           66                      56
                                                                          ------       ------                  ------
OTHER INCOME (EXPENSE):
    Interest income from affiliated company                                   10           15                      10
    Interest expense                                                         (27)         (40)                    (27)
    Other, net                                                                 4            6                       5
                                                                          ------       ------                  ------
    Total other expense                                                      (13)         (19)                    (12)
                                                                          ------       ------                  ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                       32           47                      44

PROVISION FOR INCOME TAXES                                                   (10)         (15)                    (13)
                                                                          ------       ------                  ------
NET INCOME FROM CONTINUING OPERATIONS                                         22           32                      31

DISCONTINUED OPERATIONS (NOTE C):
    Income from operations of discontinued supply business
    (less applicable income taxes of(pound)- ($-), and(pound)3)                -            -                       4
    Gain on disposal of supply business (less applicable
    income taxes of(pound)1 ($1), and(pound)48)                                4            6                     124
                                                                          ------       ------                  ------
NET INCOME                                                            (pound) 26         $ 38             (pound) 159
                                                                          ------       ------                  ------



               The accompanying notes form an integral part of these condensed consolidated statements.
                                       3


                                        SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                        (Stated in Millions)

                                                                                 For the Six Months Ended September 30,

                                                                                  2000                             1999
                                                                                  ----                             ----
                                                                                       (Note A)
OPERATING ACTIVITIES:
    Net income                                                      (pound)  26           $ 38              (pound) 159
    Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
      Income from operations of discontinued supply business                  -              -                       (4)
      Gain on disposal of supply business (Note C)                           (4)            (6)                    (124)
      Depreciation and amortization                                          23             34                       26
      Deferred income taxes                                                   3              4                        3
      Changes in certain current assets and liabilities:
         Receivables, net                                                    18             27                      (22)
         Accounts payable                                                     2              3                       35
         Accrued income taxes                                                 5              8                       16
         Other                                                              (32)           (47)                      (8)
                                                                         ------         ------                   ------
    Net cash provided from operating activities of continuing
       operations                                                            41             61                       81
                                                                         ------         ------                   ------
INVESTING ACTIVITIES:
    Capital expenditures                                                    (35)           (52)                     (31)
    Proceeds from sale of supply business (Note C)                            -              -                      160
    Proceeds from sale of investments                                         2              3                        4
                                                                         ------         ------                   ------
    Net cash (used for) provided from investing activities of
       continuing operations                                                (33)           (49)                     133
                                                                         ------         ------                   ------
FINANCING ACTIVITIES:
    Payments of common stock dividends                                      (15)           (22)                     (24)
    Loan to affiliated company                                              (85)          (126)                       -
    Repayment of long term debt                                              (1)            (1)                       -
    Change in short-term borrowings                                          93            137                      (73)
                                                                         ------         ------                   ------
    Net cash used for financing activities of continuing operations          (8)           (12)                     (97)
                                                                         ------         ------                   ------

CASH PROVIDED BY DISCONTINUED OPERATIONS                                      -              -                       20
                                                                         ------         ------                   ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     -              -                      137

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                        2              3                        5
                                                                         ------         ------                   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          (pound)   2          $   3              (pound) 142
                                                                         ------         ------                   ------
                                                                         ------         ------                   ------
SUPPLEMENTAL CASH FLOW INFORMATION:


    Cash paid (received) during the period for:
             Interest                                               (pound)  27       $     40            (pound)    26
             Income taxes                                           (pound)   4       $      6            (pound)    (3)




         The  accompanying  notes  form  an  integral  part of  these  condensed consolidated statements.
                                        4

                                            SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Stated in Millions)

                                                                          ASSETS

                                                                                       At September 30, 2000         At March
                                                                                            (Unaudited)              31, 2000
                                                                                            -----------                ----
                                                                                                     (Note A)

PROPERTY, PLANT, AND EQUIPMENT                                                    (pound) 1,501       $ 2,220  (pound) 1,467
    Less accumulated depreciation                                                           223           330            202
                                                                                         ------        ------         ------
    Total                                                                                 1,278         1,890          1,265
                                                                                         ------        ------         ------

OTHER ASSETS:
    Investments                                                                              15            22             16
    Prepaid pension cost                                                                    154           228            145
    Goodwill, net of accumulated amortization of(pound)23 ($34) at
        September 30, 2000 and(pound)20 at March 31, 2000                                   160           237            163
    Loans to affiliated company                                                             351           519            351
    Premium in respect of loans to affiliated company and related hedges, net of accumulated amortization of(pound)16 ($24)
        at September 30, 2000 and(pound)12 at March 31, 2000                                 26            38             30
                                                                                         ------        ------         ------
    Total                                                                                   706         1,044            705
                                                                                         ------        ------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                                 2             3              2
    Investments                                                                              11            16             13
    Receivables:
        Customer accounts, less provision for uncollectables of(pound)5 ($7) at
           September 30, 2000 and(pound)2 at March 31, 2000                                  35            52             50
        Loan to affiliated company (Note I)                                                  85           126              -
        Other                                                                                17            25             14
    Materials and supplies                                                                    2             3              2
    Prepayments                                                                              15            22              6
                                                                                         ------        ------         ------
    Total                                                                                   167           247             87
                                                                                         ------        ------         ------

TOTAL ASSETS                                                                      (pound) 2,151       $ 3,181  (pound) 2,057
                                                                                         ======        ======         ======


             The  accompanying  notes are an  integral  part of these  condensed consolidated balance sheets.
                                        5



                                                   SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                (Stated in Millions)

                                                        STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                                       At September 30, 2000         At March
                                                                                            (Unaudited)              31, 2000
                                                                                            -----------                 ----
                                                                                                     (Note A)

STOCKHOLDER'S EQUITY:

    Common stock, par value(pound)1 per share, 902,128,735 shares
       authorized, issued and outstanding                                           (pound) 902       $ 1,334    (pound) 902
    Retained deficit    (Note D)                                                           (112)         (166)          (123)
                                                                                         ------        ------         ------
    Total                                                                                   790         1,168            779
                                                                                         ------        ------         ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SOUTHERN INVESTMENTS UK CAPITAL TRUST I HOLDING
  COMPANY JUNIOR SUBORDINATED DEBENTURES                                                     50            74             50

 COMMITMENTS AND CONTINGENT MATTERS (NOTES E AND G)

NON-CURRENT LIABILITIES:
    Long-term debt                                                                          300           444            301
    Accumulated deferred income taxes                                                       420           621            417
    Miscellaneous                                                                            15            22             16
                                                                                         ------        ------         ------
    Total                                                                                   735         1,087            734
                                                                                         ------        ------         ------
CURRENT LIABILITIES:
    Notes payable to banks (Note I)                                                         404           598            311
    Notes payable to affiliated company                                                      26            38             26
    Other notes payable                                                                       5             7              5
    Accounts payable                                                                          6             9              4
    Accrued income taxes                                                                     49            73             44
    Interest accrued                                                                          8            12              8
    Miscellaneous                                                                            78           115             96
                                                                                         ------        ------         ------
    Total                                                                                   576           852            494
                                                                                         ------        ------         ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                                        (pound) 2,151       $ 3,181  (pound) 2,057
                                                                                         ======       =======         ======

             The  accompanying  notes are an  integral  part of these  condensed consolidated balance sheets.
                                        6

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

(A) Solely for the convenience of the reader, certain pounds sterling amounts included in the condensed consolidated financial statements have been translated into US dollars at the exchange rate of $1.4787 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2000.

(B) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments necessary to present fairly the results of the three-month and six-month periods ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The Company's fiscal year-end is March 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(C) The Company's principal operating subsidiary is South Western Electricity plc, which trades as Western Power Distribution ("WPD"). WPD's principal activity is electricity distribution, which involves the transfer of electricity from the national transmission system to end user's premises.

       WPD previously operated a supply business known as "SWEB" that purchased, marketed and sold electricity to customers within its service territory and to competitive customers throughout the United Kingdom. WPD sold that business, together with the name SWEB, to London Electricity plc for(pound)160 million and the assumption of certain liabilities. The sale was effective September 30, 1999. The Company recorded an anticipated after tax gain on the sale of (pound)124 million during the second quarter of fiscal year 2000. During the second quarter of fiscal year
       2001, issues relating to working capital were resolved and a further(pound)4 million after tax gain was recorded.

(D) The Company shows a retained earnings deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of WPD's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a "one-off windfall levy on the excess profits of the privatized utilities"; WPD's liability was assessed at (pound)90 million during fiscal year 1998.

(E) The Company engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 7 to the financial statements of the Company in
       Item 8 of Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions employed to mitigate the Company's risk related to interest rates and foreign currency exchange rate fluctuations. At September 30, 2000, the status of outstanding non-trading related derivative contracts was as follows:

       (i) Interest rate swaps expiring between 2001 and 2012 with notional amounts totaling (pound)600 million, resulted in an unrealized loss of (pound)34 million.

       (ii) Currency swaps expiring between 2001 and 2007 with notional amounts totaling (pound)350 million, resulted in an unrealized gain of (pound)42 million.
                                        7


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       The above excludes swap agreements between the Company and an affiliated company, WPD Holdings UK.

(F)    Financial data for business  segments for the periods covered in the Form
       10-Q are as follows:

                                                Distribution        Other     Eliminations    Consolidated
                                                ------------        -----     ------------    ------------
                                                                        (in millions)
       Three Months Ended September 30, 2000:
       --------------------------------------
       Operating revenues                     (pound)   48    (pound)   3      (pound) (2)   (pound)    49
       Segment operating income                         18              1               -               19

       Six Months Ended September 30, 2000:
       ------------------------------------
       Operating revenues                     (pound)   99    (pound)   7      (pound) (3)   (pound)   103
       Segment operating income                         42              3               -               45

       Total assets at September 30, 2000     (pound)1,596    (pound) 555     (pound)   -    (pound) 2,151


       Three Months Ended September 30, 1999:
       --------------------------------------
       Operating revenues                     (pound)   54     (pound) 22     (pound)  (6)   (pound)    70
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

       Reference is made to Note 2 to the financial statements of the Company in
       Item 8 of the Form 10-K for information regarding complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to the use by another employer, The National Grid Company plc ("NGC"), of ESPS surplus to offset that employer's costs of providing early pensions on redundancies and certain other items. NGC, together with National Power PLC, have now initiated appeals in the House of Lords. NGC and National Power PLC have executed deeds of amendment which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment. The House of Lords is unlikely to rule whether such amendments are effective before April 2001. WPD is considering whether to execute similar amendments. Based on the Company's assessment of the current legal position, it anticipates that a payment into the ESPS of (pound)24 million will ultimately be required. Under Financial Accounting Standards Board ("FASB") Statement No. 87 "Employers' Accounting for Pensions", there will be no immediate impact to Net Income.

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

(I) During the second quarter of fiscal year 2001, WPD made short-term loans totaling (pound)85 million to WPD Limited. This represents part of the funding for WPD Limited's purchase of Hyder plc shares. The loans were funded through an increase to short-term borrowings. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" for additional information.




                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    SECOND QUARTER OF FISCAL YEAR 2001 vs. SECOND QUARTER OF FISCAL YEAR 2000
                                       AND
              FISCAL YEAR-TO-DATE 2001 vs. FISCAL YEAR-TO-DATE 2000

RESULTS OF OPERATIONS

       The Company is a wholly owned subsidiary of WPD Holdings Limited, which in turn has been wholly owned by WPD Holdings UK since June 1998. WPD Holdings
UK is indirectly owned by Southern Energy and PPL Corporation ("PPL").  Southern
Energy currently has a 49% economic interest in the WPD Holdings UK group, yet retain operational and management control with 50.5% of the voting rights.

       Southern  Energy and PPL have  agreed to modify  their  ownership  of WPD
Holdings UK to 50% each so that neither party will have operational or management control of WPD Holdings UK. This ownership change is expected to occur during fiscal year 2001.

Earnings

       The Company's net income from continuing operations for the second quarter and year-to-date of fiscal year 2001 was (pound)8 million and (pound)22 million, respectively, compared to (pound)17 million and (pound)31 million for the corresponding period of fiscal year 2000.

       Significant income statement items from continuing operations appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                        ---------------------------------------------------
                                                              Second Quarter                Year-To-Date
                                                         (in millions)       %        (in millions)       %
Operating revenues...................................   (pound) (21)       (30)      (pound) (26)       (20)
Depreciation and amortization........................            (1)        (8)               (3)       (12)
Selling, general, and administrative expenses........            (8)       (73)              (13)       (68)
Provision for income taxes...........................            (3)       (43)               (3)       (23)

Operating revenues. Within operating revenues, the distribution business segment decreased by (pound)6 million for the quarter and by (pound)8 million year-to-date when compared to the same period of fiscal year 2000. This was principally due to reduced distribution tariffs effective April 1, 2000 as determined by the Regulator in his recent price review finalized in December 1999. Revenues from ancillary businesses (net of eliminations) for the second quarter and year-to-date of fiscal year 2001 decreased by (pound)15 million and (pound)18 million, respectively, compared to the same period of fiscal year 2000 reflecting lower activity in the energy purchasing business following the sale of the electricity supply business effective September 30, 1999.

Depreciation and amortization. The second quarter and year-to-date decrease is mainly attributed to a reduction in depreciation expense subsequent to a write down of assets in fiscal year 2000.

Selling, general, and administrative expenses. The second quarter and year-to-date decrease is primarily attributed to cost reductions associated with restructuring after the sale of the electricity supply business, and staff reductions.

Provision for income taxes. The second quarter and year-to-date decrease is due to lower income before tax.
                                        9

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

       On August 23, 2000, WPD Limited, a company owned jointly by subsidiaries of Southern Energy and PPL, made an offer to acquire all of the outstanding shares of Hyder plc for a total purchase price of approximately (pound)565 million, or 365 pence per Hyder share. On September 15, 2000, WPD Limited committed unconditionally to purchase any shares of Hyder tendered by Hyder shareholders.

       Under UK company law, WPD Limited is able to compulsory purchase all Hyder shares if acceptances to its offer from shareholders exceeds 90% of the shares in issue. On October 25, 2000, acceptances exceeded 90%; WPD Limited has exercised its right to acquire all shares in issue. During the quarter, WPD made short-term loans totaling (pound)85 million to WPD Limited. This represents part of the funding for WPD Limited's purchase of Hyder shares. In addition, WPD Limited has replaced Hyder's board of directors with employees of WPD, Southern Energy, and PPL.

       Hyder provides water and sewerage, electricity distribution and other services to customers in Wales. South Wales Electricity is Hyder's electricity distribution subsidiary. It runs the electricity network in South Wales with approximately 18,700 kilometers of overhead electricity lines and 14,300 kilometers of underground cable. South Wales Electricity's revenues are principally derived from charges to electricity suppliers for using the distribution network. South Wales Electricity's distribution network provides electricity to approximately 981,000 end users. Once WPD Limited has completed the acquisition of Hyder, it is expected that the headquarters of South Wales Electricity will remain in South Wales and that WPD will provide management oversight for the operations of South Wales Electricity.

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

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       As part of the most recent price control review, effective April 1, 2000, the Regulator recognized that further analysis was required to address some of the weaknesses associated with the existing framework of price regulation. This included a commitment to an ongoing program of work - the Information and
Incentives Project. A major objective of the Project is to strengthen the financial incentives on distribution businesses with regard to the quality of service that they deliver. Although the Guaranteed and Overall Standards of Performance impose penalty payments for not meeting specific targets, there is no explicit mechanism whereby distribution businesses are financially rewarded for improved quality of supply. The Regulator intends to introduce additional incentive mechanisms relating to quality of supply from April 2002. It will focus on these measurements: the number of interruptions to supply, the duration of the interruptions and a measure of customer satisfaction (telephone response). The financial impact of any additional mechanisms would be limited to +/-2% of price control revenue during the price control period from April 2002 until the end of March 2005.

       In July 2000 the Utilities Bill received Royal Assent. This provides the Regulator with powers to impose penalties on license holders, subject to a cap of 10% of turnover, in circumstances where they are in breach of license conditions and certain other requirements including requirements relating to specific standards of performance. It also provides for supply and distribution companies to be held in separate subsidiaries and new supply and distribution licenses. The Utilities Act provisions will be enacted over the next few months.

       The Company continues to analyze the effects of adoption of the rules promulgated by FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No.133". Together these statements establish accounting and reporting standards for derivative instruments. The provisions of the two Statements are mandatory for fiscal years beginning after June 15, 2000. Management is currently assessing the financial statement impact; however, such impact is not determinable at this time. Adoption of Statements No. 133 and 138 could increase volatility of earnings and other comprehensive income, but will have no impact on cash flow during any future period.

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

       Reference is made to Note (G) in the "Notes to the Condensed Consolidated Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to
Part II - Item 1 - "Legal Proceedings" herein.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

Overview

       A major change in the Company's financial condition during the six months to September 30, 2000 was the expenditure by WPD of approximately (pound)35 million in property, plant, and equipment, largely in respect of the distribution network. The funds required for such additions were derived primarily from operations. It is expected that WPD's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

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

Financing Activities

       The Company has a US commercial paper program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, under which the maximum available is $520 million. At September 30, 2000 the amount unutilized under these facilities was (pound)77 million. WPD enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

       WPD actively manages its short-term debt, which includes a number of banklines of credit in addition to the commercial paper program. At September 30, 2000 the Company and WPD together had short-term debt of (pound)435 million ($643 million) outstanding ($407 million from a swingline and revolving credit facility, and $236 million in other short-term loans).

       To meet short-term cash needs and contingencies, the Company and WPD together had at September 30, 2000 approximately (pound)2 million of cash and (pound)50 million of unutilized committed lines of credit with banks. Also available was (pound)77 million of the swingline and revolving credit facility mentioned above.

       During the quarter, WPD made short-term loans totaling (pound)85 million to WPD Limited. This represents part of the funding for WPD Limited's purchase of Hyder shares.

       Excluding swap agreements between the Company and Holdings UK, at September 30, 2000, the Company and WPD have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totaling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totaling (pound)350 million.

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

          SOUTHERN INVESTMENTS UK plc





     By   /s/ R. A. Symons
          R. A. Symons
          Director





     By   /s/ D. C. S. Oosthuizen
          D. C. S. Oostuizen
          Director, Chief Financial and Accounting Officer



Date:  November 13, 2000