Form 10-Q
period 2000-12-31
SOUTHERN INVESTMENTS UK PLC
filed 2001-02-13
CIK 1019672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q

                              ----------------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           --------------------------

Commission              Registrant, State of Incorporation,     I.R.S. Employer
File Number             Address and Telephone Number          Identification No.
------------            -----------------------------------   ------------------
 333-09033              Southern Investments UK plc                None
                         (Registered in England & Wales)
                        Avonbank
                        Feeder Road
                        Bristol
                        BS2 0TB, UK
                        (01144) 117 9332000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file suchreports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                              Description of               Shares Outstanding
Registrant                    Common Stock                 at January 31, 2001
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

                           SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                       (Stated in Millions)


                                                     For the Three Months Ended December 31,

                                                               2000                     1999
                                                               ----                     ----
                                                                   (Note A)

OPERATING REVENUES                                 (pound) 67        $ 100        (pound) 74
COST OF SALES                                               6            9                 5
                                                       ------       ------            ------
GROSS MARGIN                                               61           91                69
                                                       ------       ------            ------
OPERATING EXPENSES:
    Maintenance                                             9           13                 9
    Depreciation and amortization                          11           17                18
    Selling, general, and administrative                    2            3               (15)
    Write down of meters                                    -            -                22
    Incremental expenses incurred as a direct
      consequence of the disposal of the
      supply business                                       -            -                 2
                                                       ------       ------            ------
    Total operating expenses                               22           33                36
                                                       ------       ------            ------
OPERATING INCOME FROM CONTINUING OPERATIONS                39           58                33
                                                       ------       ------            ------
OTHER INCOME (EXPENSE):
    Interest income                                         -            -                 1
    Interest income from affiliated
      companies (Note I)                                    8           12                 5
    Interest expense                                      (16)         (24)              (14)
    Other, net                                              -            -                 2
                                                       ------       ------            ------
    Total other expense                                    (8)         (12)               (6)
                                                       ------       ------            ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                    31           46                27

PROVISION FOR INCOME TAXES                                (10)         (15)               (9)
                                                       ------       ------            ------
NET INCOME FROM CONTINUING OPERATIONS                      21           31                18

DISCONTINUED OPERATIONS (NOTE C):
    Gain on disposal of supply business (less
    applicable income taxes of(pound)2 ($3),
    and(pound)1)                                            3            5                 1
                                                       ------       ------            ------
NET INCOME                                         (pound) 24         $ 36        (pound) 19
                                                       ------       ------            ------

  The accompanying notes form an integral part of these condensed consolidated statements



                             SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                           (Stated in Millions)


                                                       For the Nine Months Ended December 31,

                                                             2000                        1999
                                                             ----                        ----
                                                                  (Note A)
OPERATING REVENUES                               (pound) 170        $ 254         (pound) 203
COST OF SALES                                             18           27                  14
                                                      ------       ------              ------
GROSS MARGIN                                             152          227                 189
                                                      ------       ------              ------
OPERATING EXPENSES:
    Maintenance                                           26           39                  27
    Depreciation and amortization                         34           50                  44
    Selling, general, and administrative                   8           12                   4
    Write down of meters                                   -            -                  22
    Incremental expenses incurred as a direct
      consequence of the disposal of the
      supply business                                      -            -                   3
                                                      ------       ------              ------
    Total operating expenses                              68          101                 100
                                                      ------       ------              ------
OPERATING INCOME FROM CONTINUING OPERATIONS               84          126                  89
                                                      ------       ------              ------
OTHER INCOME (EXPENSE):
    Interest income                                       1            1                   2
    Interest income from affiliated
      companies (Note I)                                 18           27                  15
    Interest expense                                    (43)         (64)                (41)
    Other, net                                            3            4                   6
                                                      -----       ------              ------
    Total other expense                                 (21)         (32)                (18)
                                                     ------       ------              ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                  63           94                  71

PROVISION FOR INCOME TAXES                              (20)         (30)                (22)
                                                     ------       ------              ------
NET INCOME FROM CONTINUING OPERATIONS                    43           64                  49

DISCONTINUED OPERATIONS (NOTE C):
    Income from operations of discontinued
      supply business (less applicable income
      taxes of(pound)- ($-), and(pound)2)                 -            -                   4
    Gain on disposal of supply business
      (less applicable income taxes
       of(pound)3 ($5), and(pound)49)                     7           10                 125
                                                     ------       ------              ------
NET INCOME                                       (pound) 50         $ 74         (pound) 178
                                                     ======       ======              ======


  The accompanying notes form an integral part of these condensed consolidated statements.






                     SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (Stated in Millions)

                                                      For the Nine Months Ended December 31,

                                                            2000                      1999
                                                            ----                      ----
                                                                  (Note A)
OPERATING ACTIVITIES:
    Net income                                      (pound) 50       $ 74      (pound) 178
    Adjustments to reconcile net income
        to net cash provided by  operating
        activities from continuing operations:
      Income from operations of discontinued
        supply business                                      -          -               (4)
      Gain on disposal of supply business (Note C)           7         10             (125)
      Depreciation and amortization                         34         51               44
      Write down of meters                                   -          -               22
      Deferred income taxes                                  6          9                3
      Changes in certain current assets and
        liabilities:
         Receivables, net                                    4          6              (57)
         Accounts payable                                    5          7               46
         Accrued income taxes                               10         15               21
         Other                                             (58)       (86)             (35)
                                                        ------     ------           ------
    Net cash provided from operating activities
       of continuing operations                             58         86               93
                                                        ------     ------           ------
INVESTING ACTIVITIES:
    Capital expenditures                                   (52)       (77)             (52)
    Proceeds from sale of supply business (Note C)           -          -              160
    Proceeds from sale of investments                        3          4                5
                                                        ------     ------           ------
    Net cash (used for) provided from investing
      activities of continuing operations                  (49)       (73)             113
                                                        ------     ------           ------
FINANCING ACTIVITIES:
    Payments of common stock dividends                     (17)       (26)            (177)
    Loan to affiliated company (Note I)                    (85)      (127)               -
    Repayment of long term debt                             (1)        (1)               -
    Change in short-term borrowings                         93        139              (36)
                                                        ------     ------           ------
    Net cash used for financing activities
      of continuing operations                            (10)        (15)            (213)
                                                       ------      ------           ------

CASH PROVIDED BY DISCONTINUED OPERATIONS                    -           -               20
                                                       ------      ------           ------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                              (1)         (2)              13
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            2           3                5
                                                       ------      ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         (pound)  1       $   1       (pound) 18
                                                       ======      ======           ======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
             Interest                              (pound) 38       $  57       (pound) 36
             Income taxes                          (pound)  6       $   9       (pound)  -


The accompanying notesform an integral part of these condensed consolidated statements.



                                   SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Stated in Millions)

                                                     ASSETS

                                                             At December 31, 2000          At March 31,
                                                             --------------------          ------------
                                                                  (Unaudited)                  2000
                                                                  -----------                 -----
                                                                            (Note A)
PROPERTY, PLANT, AND EQUIPMENT                            (pound) 1,517      $ 2,269  (pound) 1,467
    Less accumulated depreciation                                   234          350            202
                                                                 ------       ------         ------
    Total                                                         1,283        1,919          1,265
                                                                 ------       ------         ------

OTHER ASSETS:
    Investments                                                      15           22             16
    Prepaid pension cost                                            165          247            145
    Goodwill, net of accumulated amortization of
       (pound)24 ($36) at December 31, 2000
       and(pound)20 at March 31, 2000                               159          238            163
    Loans to affiliated company                                     351          525            351
    Premium in respect of loans to affiliated company
        and related hedges, net of
        accumulated amortization of(pound)18
        ($27) at December 31, 2000 and(pound)12
        at March 31, 2000                                            24           36             30
                                                                 ------       ------         ------
    Total                                                           714        1,068            705
                                                                 ------       ------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                         1            1              2
    Investments                                                      11           16             13
    Receivables
        Customer accounts, less provision for
           uncollectables of(pound)5 ($7) at
           December 31, 2000 and(pound)2 at March 31, 2000           46           69             50
        Loan to affiliated company (Note I)                          85          127              -
        Other                                                        21           32             14
    Materials and supplies                                            3            4              2
    Prepayments                                                      16           24              6
                                                                 ------       ------         ------
    Total                                                           183          273             87
                                                                 ------       ------         ------

TOTAL ASSETS                                              (pound) 2,180       $3,260  (pound) 2,057
                                                                 ======       ======         ======

   The accompanying notes are an integral part of these condensed consolidated balance sheets.



                                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (Stated in Millions)

                                       STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                     At December 31, 2000         At March 31,
                                                                          (Unaudited)                 2000
                                                                          -----------                 ----
                                                                                   (Note A)

STOCKHOLDER'S EQUITY:
    Common stock, par value(pound)1 per share,
      902,128,735 shares authorized, issued
      and outstanding                                              (pound) 902    $ 1,349     (pound)  902
    Retained deficit (Note D)                                              (90)      (135)            (123)
                                                                        ------     ------           ------
    Total                                                                  812      1,214              779
                                                                        ------     ------           ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
    SECURITIES OF SOUTHERN INVESTMENTS UK CAPITAL TRUST I
    HOLDING COMPANY JUNIOR SUBORDINATED DEBENTURES                          50        75                50

 COMMITMENTS AND CONTINGENT MATTERS (NOTES E AND G)

NON-CURRENT LIABILITIES:
    Long-term debt                                                         300       449               301
    Accumulated deferred income taxes                                      423       633               417
    Miscellaneous                                                           11        16                16
                                                                        ------    ------            ------
    Total                                                                  734     1,098               734
                                                                        ------    ------            ------
CURRENT LIABILITIES:
    Notes payable to banks (Note I)                                        404       604               311
    Notes payable to affiliated company                                     26        39                26
    Other notes payable                                                      5         7                 5
    Accounts payable                                                         9        13                 4
    Accrued income taxes                                                    54        81                44
    Interest accrued                                                        13        20                 8
    Miscellaneous                                                           73       109                96
                                                                        ------    ------            ------
    Total                                                                  584       873               494
                                                                        ------    ------            ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                       (pound) 2,180   $ 3,260     (pound) 2,057
                                                                        ======    =======           ======

               The accompanying notes are an integral condensed consolidated balance sheets.


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

(A) Solely for the convenience of the reader, certain pounds sterling amounts included in the condensed consolidated financial statements have been translated into US dollars at the exchange rate of $1.4955 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2000.

(B) The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States. In the opinion of the Company's management, the information furnished herein reflects all adjustments necessary to present fairly the results of the three-month and nine-month periods ended December 31, 2000 and 1999. All such adjustments are of a normal recurring nature. The Company's fiscal year-end is March 31. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(C) The Company's principal operating subsidiary is South Western Electricity plc, which trades as Western Power Distribution ("WPD"). WPD's principal activity is electricity distribution, which involves the transfer of electricity from the national transmission system to end users' premises.

       WPD previously operated a supply business known as "SWEB" that purchased, marketed and sold electricity to customers within its service territory and to competitive customers throughout the United Kingdom. WPD sold that business, together with the name SWEB, to London Electricity plc for (pound)160 million and the assumption by the purchaser of certain liabilities. The sale was effective September 30, 1999. The Company recorded an after tax gain on the sale of (pound)125 million during fiscal year 2000. During fiscal year 2001, issues relating to working capital and pension spin off value were resolved and a further (pound)7 million after tax gain was recorded.

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

(E) The Company engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Derivative Financial Instruments" and Note 7 to the financial statements of the Company in
       Item 8 of Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions employed to mitigate the Company's risk related to interest rates and foreign currency exchange rate fluctuations. At December 31, 2000, the status of outstanding non-trading related derivative contracts was as follows:

       (i) Interest rate swaps expiring between 2001 and 2012 with notional amounts totaling (pound)600 million, resulted in an unrealized loss of (pound)46 million.

       (ii) Currency swaps expiring between 2001 and 2007 with notional amounts totaling (pound)350 million, resulted in an unrealized gain of (pound)43 million.


                 SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      The above excludes swap agreements between the Company and an affiliated company, WPD Holdings UK.

(F)   Financial data for business  segments for the periods  covered in the Form
      10-Q are as follows:

                                            Distribution          Other      Eliminations   Consolidated
                                            ------------          -----      ------------   ------------
                                                                    (in millions)
       Three Months Ended December 31, 2000:
       -------------------------------------
       Operating revenues                 (pound)    60       (pound)   8    (pound) (1)   (pound)    67
       Segment operating income                      36                 3             -               39

       Nine Months Ended December 31, 2000:
       ------------------------------------
       Operating revenues                 (pound)   160       (pound)  14    (pound) (4)   (pound)   170
       Segment operating income                      78                 6             -               84

       Total assets at December 31, 2000  (pound) 1,622       (pound) 558    (pound)  -    (pound) 2,180


       Three Months Ended December 31, 1999:
       -------------------------------------
       Operating revenues                 (pound)    71       (pound)   7    (pound) (4)   (pound)    74
       Segment operating income                      28                 5             -               33

       Nine Months Ended December 31, 1999:
       ------------------------------------
       Operating revenues                 (pound)   178       (pound)  42    (pound)(17)   (pound)   203
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

       Reference is made to Note 2 to the financial statements of the Company in
       Item 8 of the Form 10-K for information regarding complaints made by members of the Electricity Supply Pension Scheme ("ESPS") relating to the use by another employer, The National Grid Company plc ("NGC"), of ESPS surplus to offset that employer's costs of providing early pensions on redundancies and certain other items. NGC, together with National Power PLC, have now initiated appeals in the House of Lords. NGC and National Power PLC have executed deeds of amendment which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment. The House of Lords has scheduled a hearing for February 12 to 17, 2001, and a ruling is expected no earlier than April or May of 2001. WPD is currently drafting similar amendments. Based on an assessment of the current legal position, it is anticipated that payments into the ESPS of (pound)24 million will ultimately be required. Under Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions," there will be no immediate impact to Net Income.

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

(I) During the second quarter of fiscal year 2001, WPD loaned (pound)85 million to WPD Limited to finance part of the purchase price paid by WPD Limited for Hyder plc shares. The loan was funded through an increase to short-term borrowings. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" for additional information.


                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     THIRD QUARTER OF FISCAL YEAR 2001 vs. THIRD QUARTER OF FISCAL YEAR 2000
                                       AND
            FISCAL YEAR-TO-DATE 2001 vs. FISCAL YEAR-TO-DATE 2000


Overview

       The Company is a wholly owned subsidiary of WPD Holdings Limited, which in turn has been wholly owned by WPD Holdings UK since June 1998. WPD Holdings
UK is  indirectly  owned by  Southern  Energy,  Inc.,  now  operating  as Mirant
Corporation ("Mirant"), and PPL Corporation ("PPL"). Effective December 1, 2000, in connection with the acquisition of Hyder plc, Mirant and PPL modified their ownership of the voting rights in WPD Holdings UK to 50% each so that both parties equally share operational and management control. Mirant's and PPL's economic interest in the WPD Holdings UK group remained unchanged at 49% and 51%, respectively.

       The Company's principal operating subsidiary is South Western Electricity plc, which trades as Western Power Distribution ("WPD"). WPD's principal activity is electricity distribution, which involves the transfer of electricity from the national transmission system to end users' premises in an area covering approximately 5,560 square miles in the southwest of England. WPD's distribution network consists of approximately 18,000 miles of overhead lines and 12,000 miles of underground cable, and is connected to approximately 1.4 million end users.

Results of operations

       The Company's net income from continuing operations for the third quarter and year-to-date of fiscal year 2001 was (pound)21 million and (pound)43 million, respectively, compared to (pound)18 million and (pound)49 million for the corresponding period of fiscal year 2000.

       Significant income statement items from continuing operations appropriate for discussion include the following:

                                                               Increase (Decrease)
                                                 -------------------------------------------
                                                     Third Quarter            Year-To-Date
                                                (in millions)     %     (in millions)     %
Operating revenues............................. (pound) (7)      (9)   (pound)(33)      (16)
Depreciation and amortization..................         (7)     (39)          (10)      (23)
Selling, general, and administrative expenses..         17      113             4       100
Interest income from affiliated companies......          3       60             3        20
Interest expense...............................          2       14             2         5
Provision for income taxes.....................          1       11            (2)       (9)

Operating revenues. Within operating revenues, the distribution business segment decreased by (pound)11 million for the quarter and by (pound) 18 million year-to-date when compared to the same period of fiscal year 2000. This was principally due to reduced distribution tariffs effective April 1, 2000 as determined by the Regulator in the price review published in December 1999. Revenues from ancillary businesses (net of eliminations) for fiscal year 2001 increased by (pound)4 million for the third quarter and decreased by (pound)15 million year-to-date, compared to the corresponding periods of fiscal year 2000. The year-to-date decrease reflects lower activity in the energy purchasing business following the sale of the electricity supply business effective September 1999.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Depreciation and amortization. The third quarter and year-to-date decrease is mainly attributed to depreciation on assets written down in the latter half of fiscal year 2000.

Selling, general, and administrative expenses. The third quarter and year-to-date increase is primarily attributed to finalization of certain liabilities in fiscal year 2000, partly offset by cost reductions in fiscal year 2001 associated with restructuring after the supply sale, and staff reductions. Expenses for both fiscal years are reduced by the impact of a pension credit as required by Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions".

Interest income from affiliated companies. The third quarter and year-to-date increase is due to interest receivable on a (pound)85 million loan to WPD Limited to finance part of the purchase price paid by WPD Limited for Hyder plc shares.

Interest expense. The third quarter and year-to-date increase is due to the additional borrowing required to fund the loan made to WPD Limited.

Provision for income taxes. The third quarter increase and year-to-date decrease is due to higher and lower income before tax, respectively.


Future Earnings Potential

       The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors including the impact of current and future regulation.

       On September 15, 2000, WPD Limited, a company owned jointly by subsidiaries of Mirant and PPL, acquired control of Hyder plc ("Hyder") in a share acquisition. On October 31, 2000, WPD Limited exercised its statutory right to acquire all remaining shares of Hyder in issue, acceptances of its acquisition offer having exceeded 90% of shares in issue. WPD Limited completed its acquisition of all remaining shares of Hyder in December 2000.

       Hyder is currently the parent of South Wales Electricity plc, an electricity distribution company that operates in an area covering approximately 4,600 square miles in southern Wales, serving approximately 1 million end users, and of Dwr Cymru, a water and sewage services business that operates in an area comprising most of Wales and parts of Herefordshire, Gloucestershire, Cheshire, Shropshire, and the Wirral. A binding agreement has been signed for the sale of Dwr Cymru to a third party, subject to the satisfaction of certain conditions. Hyder also owns subsidiaries that operate in the managed services and infrastructure businesses. WPD will provide management oversight for the operations of South Wales Electricity.

       During the second quarter, WPD made short-term loans totaling (pound)85 million to WPD Limited. This represents part of the funding for WPD Limited's purchase of Hyder shares. In addition, WPD Limited has replaced Hyder's board of directors with employees of WPD, Mirant, and PPL.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       The charges made for the use of the distribution network are regulated on the basis of the RPI minus X formula. RPI is a measure of inflation, and equals the percentage change in the U.K. RPI between the six month period of July to December in the previous year. The X factor is established by the Regulator following review, and represents an efficiency factor. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) that a Distribution company is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues for the relevant year. The Regulator currently sets the Distribution Price Control Formula for 5 year periods.

       The current Distribution Price Control Formula permits Distribution companies, within a review period, to partially retain additional revenues due to increased distributions of units and to retain pound for pound increases in operating profit due to efficient operations and the reduction of expenses. The Regulator may reduce this increase in operating profit through a one-off price reduction in the first year of the new pricing regime, if he or she determines that it is not a function of efficiency savings, or, if genuine efficiency savings have been made, and he or she determines that customers should benefit through lower prices.

       In December 1999, the Regulator published final price proposals for distribution price control for the 12 Distribution companies in England and Wales. For WPD, these proposals represented a 20% reduction to distribution prices effective April 2000, followed by a reduction in real terms of 3% each year from April 2001. This price control is scheduled to operate until March 2005.

       In response, management plans to maximize efficiency and customer service as a focused distribution company. The implementation of the plans has necessitated an overall reduction in staffing levels. The reductions were focused on administrative and corporate functions, with minimal impact on field staff, ensuring customer service was not affected. In addition WPD's approach to information technology systems has changed. Rather than developing custom made programs, WPD now buys systems "off the shelf" and changes business processes where necessary.

       Distribution businesses must also meet the Guaranteed and Overall Standards of Performance, which are set by the Regulator to ensure an appropriate level of quality of supply. If a company fails to provide the level of service specified, it must make a fixed payment to the end user affected (via the end user's supplier).

       As part of the price control review, the Regulator recognized that further analysis was required to address some of the weaknesses associated with the existing framework of price regulation. This included a commitment to an ongoing program of work, known as the Information and Incentives Project. A major objective of this project is to strengthen the financial incentives on distribution businesses with regards to the quality of service that they deliver. Although the Guaranteed and Overall Standards of Performance impose penalty payments for not meeting specific targets, there is no explicit mechanism whereby regional electricity companies are financially rewarded for improved quality of supply. The final proposals indicated that the Regulator intends to introduce additional incentive mechanisms relating to quality of supply from April 2002. The financial impact of any additional mechanisms would be limited to +/-2% of price control revenue during the price control period from April 2002 until the end of March 2005.

                  SOUTHERN INVESTMENTS UK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       A recent regulatory development was the enactment of the Utilities Act 2000 in July 2000. An important feature of the Utilities Act is the separation of electricity distribution and supply. The current PES licenses will be replaced by single licenses to supply and distribute electricity. Second tier supply licenses will disappear. The concept of geographically specific "authorized areas" in supply licenses will also be abolished. A license will be required for the distribution of electricity (unless a relevant exemption applies). The same legal entity will not be able to hold both a distribution and a supply license. Existing holders of PES licenses will have to ensure that the relevant distribution and supply assets are held in different companies, although how they do this is a matter for each individual company.

       WPD's distribution business has now achieved complete physical, system and management separation from the SWEB supply business.

       In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133, as amended, establishes accounting and reporting standards for derivative instruments, and for hedging activities. The Statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt the provisions of SFAS No. 133, as amended, on January 1, 2001 and will result in a cumulative after-tax reduction in other comprehensive income of approximately (pound)26 million in the last quarter of fiscal year 2001. SFAS No. 133 will increase the volatility in other comprehensive income, because the derivative instruments are valued based on market indices. The adoption will also impact assets and liabilities recorded on the balance sheet. There will however, be no cumulative impact in net income.

       The application of SFAS No. 133 is still evolving and further guidance from the FASB is expected. When established, this further guidance may have additional impacts on the Company's financial statements.

       In January 1999, eleven European Union countries formed an economic and monetary union and started using a single currency - the Euro. The UK did not join at this time, but the UK government has indicated that it might in the future. WPD has assessed changes that would be required if the Euro is introduced to the U.K. The cost of conversion to Euro compatible systems could have a significant impact on future earnings.

       Reference is made to Note (G) in the "Notes to the Condensed Consolidated Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to
Part II - Item 1 - "Legal Proceedings" herein.


FINANCIAL CONDITION

Overview

       A major change in the Company's financial condition during the nine months to December 31, 2000 was the expenditure by WPD of approximately (pound)52 million in property, plant, and equipment, largely in respect of the distribution network. The funds required for such additions were derived primarily from operations. It is expected that WPD's capital requirements in the foreseeable future for its investment in property, plant, and equipment will be generated from operating activities.

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

       The Company holds the entire share capital of WPD. The Company is primarily dependent upon dividends from WPD for its cash flow. WPD can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The directors of Distribution companies must also certify to the Regulator that it is reasonably foreseeable that the declaration of a dividend will not breach any license conditions. WPD has no reason to believe that a breach of its license would occur from declaring a reasonable dividend.

       In December 2000, the Accounting Standards Board concluded its review of UK deferred income tax accounting. The Financial Reporting Standard published requires full provision for deferred tax to be made for accounting periods ending on or after January 23, 2002. Entities are permitted to discount deferred tax assets and liabilities to reflect the time value of money. The adoption of this Standard will reduce WPD's distributable reserves. The Company believes that sufficient distributable reserves will continue to exist at WPD to allow for reasonable and necessary dividends from WPD, through operations, to be distributed to the Company.

Financing Activities

       The Company has a U.S. commercial paper program, which is fully supported by a swingline and revolving credit facility provided by a syndicate of banks, under which the maximum available is $503 million. At December 31, 2000 the amount unutilized under these facilities was (pound)60 million. WPD enters into foreign currency contracts to hedge the currency risk associated with the interest and principal of each utilization under this program.

       WPD actively manages its short-term debt, which includes a number of bank lines of credit in addition to the commercial paper program. At December 31, 2000 the Company and WPD together had short-term debt of (pound)435 million ($650 million) outstanding ($413 million from a swingline and revolving credit facility, and $237 million in other short-term loans).

       To meet short-term cash needs and contingencies, the Company and WPD together had at December 31, 2000 approximately (pound)1 million of cash and (pound)50 million of unutilized committed lines of credit with banks. Also available was (pound)60 million of the swingline and revolving credit facility mentioned above.

       During the second quarter of fiscal year 2001, WPD made short-term loans totalling (pound)85 million to WPD Limited. This represents part of the funding for WPD Limited's purchase of Hyder shares.

       Excluding swap agreements between the Company and Holdings UK, at December 31, 2000, the Company and WPD have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totalling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totalling (pound)350 million.

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

          SOUTHERN INVESTMENTS UK plc





     By   /s/ R. A. Symons
          R. A. Symons
          Director





     By   /s/ D. C. S. Oosthuizen
          D. C. S. Oosthuizen
          Director, Chief Financial and Accounting Officer


    Date: February 12, 2001