Form 10-K
period 2001-03-31
SIUK PLC
filed 2001-06-26
CIK 1019672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year
                              Ended March 31, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to


                   Registrant, State or other Jurisdiction
 Commission        of Incorporation or Organization,          I.R.S. Employer
 File Number       Address and Telephone Number               Identification No.
------------       ----------------------------------------   ------------------
 333-09033            SIUK plc                                 None
                      (Registered in England & Wales)
                      Avonbank
                      Feeder Road
                      Bristol
                      BS2 0TB, UK
                      (01144) 117 9332000

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

       A description of the registrant's common stock follows:


                     Description of                           Shares Outstanding
Registrant           Common Stock                                at May 31, 2001
----------           --------------                           ------------------
SIUK plc            Par Value(pound)1 Per Share                     902,128,735


                                Table of Contents
              PART I                                                                                                     PAGE
Item 1        Business
                  General..............................................................................................  I-1
                  Overview of the Electric Utility Industry in England and Wales.......................................  I-2
                  WPD's Distribution Business..........................................................................  I-3
                  WPD's Ancillary Business Activities..................................................................  I-5
                  Regulatory Environment...............................................................................  I-6
                  Employees............................................................................................  I-8
Item 2         Properties..............................................................................................  I-9
Item 3         Legal Proceedings.......................................................................................  I-9
Item 4         Submission of Matters to a Vote of Security Holders.....................................................  I-9

               PART II

Item 5         Market for Registrant's Common Equity...................................................................  II-1
Item 6         Selected Financial Data.................................................................................  II-1
Item 7         Management's Discussion and Analysis of Results of Operations and Financial Condition...................  II-2
Item 7A        Quantitative and Qualitative Disclosures about Market Risk..............................................  II-9
Item 8         Financial Statements and Supplementary Data.............................................................  II-11
Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..................................................................  II-31

               PART III

Item 10        Directors and Executive Officers of the Registrant......................................................  III-1
Item 11        Executive Compensation..................................................................................  III-2
Item 12        Security Ownership of Certain Beneficial Owners and Management..........................................  III-2
Item 13        Certain Relationships and Related Transactions..........................................................  III-3

               PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K..........................................................................................  IV-1


           Cautionary Statement Regarding Forward-Looking Information

       The Company's 2001 Annual Report on Form 10-K includes forward-looking in addition to historical information. These statements involve known and unknown risks and relate to future events, the Company's future performance or its projected business results. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements are only statements of intent, belief or expectations. Actual events or results may differ materially from any forward-looking statement as a result of various factors. These factors include: legislative and regulatory issues; potential business strategies, including acquisitions or dispositions of assets or businesses or internal restructuring that may be pursued by the Company or its subsidiaries; the potential introduction of the Euro; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, events, levels of activity, performance or achievements.

                              SELECTED DEFINITIONS

When used in this report, the following terms will have the meanings indicated.

"Accentacross" means Accentacross Limited, formerly a Director of the Company.

"Authorized Area" means a REC's designated service area as determined by its PES license.

"Calendar Year" means a year ended December 31.

"Company" means SIUK plc, formerly Southern Investments UK plc.

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

"Mighteager" means Mighteager Limited, formerly a Director of the Company.

"Mirant" means Mirant Corporation, formerly Southern Energy, Inc.

"NETA"  means  New  Electricity   Trading   Arrangements   being  the  wholesale
electricity market, previously the "Pool".

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

"Pool" means the wholesale trading market for electricity in England and Wales, now replaced by "NETA".

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

"Regulator" means The Director General of Gas and Electricity Supply in Great Britain, and head of "OFGEM".

"SEC" means the Securities and Exchange Commission.

"SFAS" means US Statement of Financial Accounting Standard.

"UK" means the United Kingdom.

"UK GAAP" means accounting principles generally accepted in the UK.

"US" means the United States of America.

"US GAAP" means accounting principles generally accepted in the US.

"WPD" means South Western Electricity plc trading as Western Power Distribution, a subsidiary of the Company.

                                     PART I

Item 1.       BUSINESS

       Solely for the convenience of the reader, certain pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 2001 of $1.4190 = (pound)1.00; see Note 1 in the "Notes to the Consolidated Financial Statements".

General

       SIUK plc ("the Company"), formerly Southern Investments UK plc, was incorporated as a public limited company under the laws of England and Wales in June 1995 as a vehicle for the acquisition of South Western Electricity plc, one of the 12 RECs in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of South Western Electricity plc, and subsequently replaced South Western Electricity plc's board of directors and certain senior managers with officers and employees of Southern Company, then the ultimate parent of the Company, and its subsidiaries. The Company's main investment and only significant asset is the entire share capital of South Western Electricity plc, which is headquartered in Bristol, England.

       The Company is a wholly owned subsidiary of Holdings, which in turn has been wholly owned by Holdings UK since June 1998. From September 1995 to July 1996, Holdings was an indirect wholly owned subsidiary of Mirant (formerly Southern Energy, Inc), then a wholly owned subsidiary of Southern Company. In July 1996, Mirant sold a 25% economic interest in Holdings to a subsidiary of PPL. In June 1998, Mirant sold an additional 26% economic interest in Holdings to PPL, and on the same day both parties agreed to exchange their interests in Holdings for interests in Holdings UK which carried the same rights. Mirant retained management control. Effective December 1, 2000, in connection with the acquisition of Hyder plc, Mirant and PPL modified their ownership of the voting rights in Holdings UK to 50% each so that both parties now share equally operational and management control. Mirant's and PPL's economic interest in the Holdings UK group remained unchanged at 49% and 51%, respectively.

       On October 2, 2000, Mirant closed an initial public offering of 19.7% of its common stock. At March 31, 2001, Southern Company held the remaining 80.3% of Mirant's stock. On April 2, 2001, Southern Company finalized a complete spin-off of Mirant by distributing the remaining shares of Mirant's common stock to holders of Southern Company's common stock. On March 13, 2001, as part of Mirant's separation from Southern Company, the Company changed its name from Southern Investments UK plc to SIUK plc.

       In September 1999, South Western Electricity plc completed the sale of its electricity supply business (known as "SWEB") and certain related activities, together with the name `SWEB', to London Electricity plc for (pound)160 million and the assumption by the purchaser of certain liabilities. South Western Electricity plc now trades under the name Western Power Distribution ("WPD"). WPD's main business is the distribution of electricity to approximately 1.4 million end users in its Authorized Area in the southwest of England.

       WPD's Authorized Area covers approximately 5,560 square miles extending from Bristol and Bath in the northeast, 188 miles southwest along the peninsula to Land's End and 28 miles beyond to the Isles of Scilly, and has a resident population of approximately 3.1 million. The southwest of England, which constitutes the greatest part of the Authorized Area, has benefited from economic growth (as measured by Gross Domestic Product) which on average has exceeded the UK rate during the 1990's and over the longer term. The area has also benefited from an average unemployment rate during calendar year 2000 of approximately 2.5% which was below the UK average of 3.7% according to a 2001 study by Cambridge Econometrics. The largest cities and towns in WPD's Authorized Area are Bath, Bristol, Exeter, Plymouth and Taunton. Business activity is generally concentrated in the population centers around Bristol, Bath and Plymouth. The Bristol and Bath area is served by the M4 and M5 motorways, a rail network including a link between Bristol and London, and a commercial port at Avonmouth.

       The Company and WPD have undertaken to make WPD a more focused company, concentrating on the main electricity business of distribution. Several businesses not related to distribution have been sold since WPD was acquired by Mirant, and the remaining ancillary businesses have been redirected to focus on support for the main distribution business.

Overview of the Electric Utility Industry in England and Wales

       In 1990, the electric utility industry in Great Britain was privatized, and South Western Electricity plc was created along with the other 11 RECs in England and Wales. In connection with the privatization, distribution assets in England and Wales, previously owned indirectly by Her Majesty's Government, were allocated among the RECs, licensing requirements were established for the RECs and price controls were implemented in the areas of distribution and supply. In England and Wales, generation assets were allocated to two fossil-fired generators, National Power and PowerGen, and a nuclear generator, Nuclear Electric. National Power (now Innogy) and PowerGen became private companies in 1992, while Nuclear Electric was privatized as part of British Energy in 1996. At that time the older nuclear stations were transferred to Magnox Electric, which has subsequently become part of BNFL (British Nuclear Fuels). The national network of high voltage transmission assets in England and Wales were allocated to the newly created National Grid Company ("NGC"). Initially, NGC was jointly owned by the RECs but was floated on the stock market as an independent company in December 1995.

       The electric utility industry in England and Wales is divided into the following functions:

Generation. Generators sell electricity to suppliers through the wholesale electricity market, NETA (New Electricity Trading Arrangements). Any generator can gain access to the high voltage transmission system, subject to meeting the specific technical requirements for connection. NETA was introduced on March 27, 2001, and replaces "the Pool", established at the time of privatization, for bulk trading of electricity in England and Wales between generators and suppliers. NETA reflects the basic principle that electricity should be traded in free market conditions using free market mechanisms based on commodity trading.

Transmission. The high voltage 275kV and 400kV electricity transmission system transfers electricity from generating stations to distribution systems at grid supply points. Large customers can choose to connect directly to the high voltage transmission system.

Distribution. The distribution network transfers power from the high voltage transmission system to end users' premises. Distribution is a capital intensive activity. Each distribution business is an effective regional monopoly and is subject to regulatory control on the prices it can charge and the quality of supply it must provide. Distributors must provide open access to their distribution network on a non-discriminatory basis to facilitate competition in supply. Distribution must be operated as a separate business from supply. Until competition in metering becomes more effective, distribution businesses will retain license obligations to provide services relating to the provision and maintenance of meters in their Authorized Areas, where the supplying company has not elected to make its own arrangements.

Supply. Suppliers purchase electricity in bulk through the wholesale market and sell that electricity to customers. Supply businesses also provide customer service functions such as billing and account handling. Any company holding an electricity supply license can sell electricity. The supply business is a trading activity rather than capital intensive activity, and a high proportion of its turnover goes towards purchasing electricity and paying distribution and transmission use of system charges. The supply market was opened to competition in three phases, culminating in May 1999 when all customers became eligible to choose their supplier. In the past, metering services, meter reading and data services were all provided by the local REC. Metering services include the provision, installation and maintenance of a meter in a customer's premise. Meter reading and data services include the collection of meter reading data, aggregation and processing of this data. Since April 2000, suppliers have been free to contract with any accredited party directly for these services.

       Since privatization, regulatory pressures, and growing competition in supply and generation have produced significant shifts in electricity companies' focus. They have followed a variety of strategies, from concentrating on the monopoly business of distribution or the competitive supply business, to pursuing a more vertically-integrated approach and striving to become integrated energy companies. The entry of new independent power producers and divestment of plant by National Power and Powergen has changed the generation market from a highly concentrated market with a few generators to a market with many diverse generating companies.

       Electricity  companies  are  separating  their  supply  and  distribution businesses to meet regulatory requirements and to gain more flexibility in an increasingly competitive market. Some companies, including WPD, have sold their high volume low return supply businesses and are striving to evolve into distribution service and support companies, while other companies are concentrating on expanding the supply business. Consolidation in the supply market has led to a number of supply businesses drawing together under single ownership, increasing the market share of the new owner. The rational behind these mergers and acquisitions is the assumed synergy to be obtained from joint operation.

       Public electricity suppliers faced with increasingly stringent supply and distribution price controls and modest growth in electricity demand have diversified to secure income from new business activities, ranging from gas supply and telecommunications to financial services.

WPD's Distribution Business

       WPD's distribution business is the ownership, management and operation of the electricity distribution network within WPD's Authorized Area. The distribution network consists of overhead lines, cables, switchgear, transformers, control systems and meters to enable the transfer of electricity from the transmission system to end-users' premises. Virtually all electricity supplied to consumers in WPD's Authorized Area is transported through its distribution network, thus providing WPD with distribution volume that is stable from year to year. As a holder of a PES license, WPD is subject to a regulatory framework that incentivises it to operate in a more cost-efficient manner. The current price control commenced in April 2001.

       WPD's distribution business has grown in both its end-user base and in the number of units distributed, primarily reflecting population and economic growth in the South West of England. At 31 March 2001 WPD had experienced a 5-year compound annual growth rate of 1.07% in end users and 2.1% in units distributed.

Strategy

       Since being acquired by the Company, WPD has reviewed and refined its distribution strategy and has established key goals of cost reduction and improved levels of customer service and network performance.

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

       Operational efficiency remained a prime focus for the management team during the year and a number of initiatives were introduced to ensure that the Company continues to deliver "more for less":

o The separation of the supply business from the distribution business was completed resulting in complete physical and managerial separation. This reduced property, computer system, call center and other overhead costs;

o A review of the organizational structure resulting in reducing the number of operational areas from 10 to 7 and the incorporation of the major projects activity into the engineering teams;

o New and improved working techniques continually improve the efficiency of the workforce;

o Introduction of a new, computerized, metering asset and work management system maximized the performance of the metering business.

       Monitoring the satisfaction of end users connected to the network with the quality of supply provided is a key element of WPD's strategy. WPD aims to meet or exceed all the performance criteria established by the Regulator. Network performance is measured by three key criteria:

o       Availability            the minutes each end user is without supply;

o       Security                the  number  of supply interruptions per 100 end
                                users;

o      Quality of Service       the number of end users whose supply is restored
                                within one hour of an interruption, a more challenging standard than the regulatory target of three hours.

       In the fiscal year 2001 the average time an end user was without supply was 59.5 minutes. This represents a 55% improvement on the performance in fiscal year 1995. This was achieved despite severe flooding in October and lightning in late December. On average, WPD's end users experience less than one interruption per year and excellent progress has also been made in end user restoration. The initiative known as "target 60", which is unique in the industry, aims to ensure that as many end-users as possible have their supply restored within the first 60 minutes of an interruption. For fiscal year 2001 WPD achieved a one-hour restoration rate of 73%. The three-hour rate of 91.4% exceeded our regulatory target of 85%.

       A continued focus on customer service ensured that WPD retained its position at No. 1 for the fewest complaints to the Regulator. There were a total of 13 complaints during the year, demonstrating a continued reduction from a peak of 127 in fiscal year 1996.

       To ensure that we get it right "first time, every time" and as part of our strategy to improve our response to customers we have introduced a simple customer-friendly call center service to provide customers with up-to-date information in a shorter response time.

       A number of new systems are also under development to assist with the introduction of the Information and Incentives Project ("IIP"), a regulatory project due to be introduced in 2002. This is designed to incentivise distribution companies by linking a proportion of their income to customer service.

End Users

       A high proportion of WPD's distribution end users are domestic and smaller businesses. WPD's fastest growing category of end user is commercial, e.g. retail. Commercial activity in WPD's Authorized Area is mostly service based and includes financial and business services, electronics and technology-related businesses. WPD also distributes electricity to a number of larger industrial concerns in its Authorized Area. The principal activities of WPD's largest end users include china clay extraction, ship repair, fertilizer production, aerospace, defense engineering, cement and paper manufacturing. WPD's 20 largest end users accounted for 10% of total electricity distributed by WPD in fiscal year 2001 in terms of units distributed, with no single end user exceeding 2.6% of total electricity distributed.

       The  following  table  sets  out  details  of  WPD's  end  users,   units
distributed and distribution revenues.

                              Distribution Business
------------------------------------------------------------------------------------------------------------------------
                                       Distribution End Users              Electricity Units Distributed    Revenues(4)
                                   ------------------------------        ---------------------------------  -----------
                                                  % of    5 year           Volume      % of     5 year         % of
                                   Number(1)      Total   CAGR(2)          Twh(3)      Total    CAGR(2)        Total
                                   --------       -----   -------          ------      -----    -------        -----
Non half hourly metered.......      1,353,800     99.8     1.07%             9.2        61      1.8%             78
Half hourly metered...........          3,092      0.2     2.37              5.8        39      2.6              22
                                   ----------    -----                       ---       ---                     ----
       Total                        1,356,892    100.0     1.07             15.0       100      2.1             100
                                    =========    =====                      ====       ===                      ===

--------------
(1)   At March 31, 2001.
(2) Represents the compound annual growth rate ("CAGR") for the period from April 1, 1996 through March 31, 2001.
(3)   In terawatt hours for fiscal year 2001.
(4)   For fiscal year 2001.

Distribution Facilities

       Electricity is transported across NGC's transmission system at 400kV or 275kV to eleven grid supply points connected to WPD's distribution network, where it is transformed to 132kV and enters WPD's distribution system. Substantially all electricity which enters WPD's system is received at these eleven grid supply points.

       At March 31, 2001, WPD's electricity distribution network (excluding service connections to end users) included overhead lines and underground cables at the operating voltage levels and approximate lengths as indicated in the table below:

                                                                                  Overhead lines        Underground cables
Operating voltage:                                                                (Circuit miles)         (Circuit miles)
                                                                                  ---------------         ---------------
132kV........................................................................            1,120                      66
33kV.........................................................................            1,766                     640
11kV.........................................................................           10,831                   4,004
480 or 415/240V..............................................................            4,842                   7,349
                                                                                       -------                 -------
     Total...................................................................           18,559                  12,059
                                                                                        ======                  ======


       In addition to the circuits referred to above, WPD's distribution facilities also include approximately:

                                                                                                        Aggregate Capacity
                                                                                                            (mega Volt-
                                                                                        Number               Amperes)
                                                                                    --------------      --------------------
Transformers:
132kV/lower voltages.........................................................               89                5,595
33kV/11kV or 6.6kV...........................................................              538                7,685
11kV or 6.6kV/lower voltages (including 39,862 pole mounted transformers)               51,508                6,946

Substations:
132kV/33kV...................................................................               47
33kV/11kV or 6.6kV...........................................................              310
11kV or 6.6kV/415V or 240V...................................................           12,419

       Substantially all substations are owned in freehold, and most of the balance are held on leases which will not expire within 10 years.

       Operation and control of WPD's distribution system is continuously monitored and coordinated from a control center located in Exeter. Electricity is received by end users at various voltages depending upon their requirements. At March 31, 2001, WPD's distribution system was connected to 1.4 million end users.

WPD's Ancillary Business Activities

       WPD also has ancillary business activities that support its main electricity distribution business. These include electricity generation, real estate and telecommunications. WPD owns generating assets with 11 MW of capacity used to back up the distribution network. In addition, WPD owns minority interests in windfarms and a 7.69% interest in Teesside Power Limited, owner of a 1,925 MW natural gas-fired, combined cycle plant. WPD markets and develops real estate no longer used in the distribution business. It is developing an income stream from the rental of fiber optic cables primarily attached to WPD's overhead distribution network and during the past year has invested in additional fiber routes. Reference is made to Note 7 in the "Notes to the Consolidated Financial Statements" of the Company in Item 8 herein for segment and related information.

Regulatory Environment

Utility Regulation

       The principal legislation governing the structure of the electricity industry in Great Britain is the Electricity Act 1989 (the "Electricity Act"). The Electricity Act provided for a Public Electricity Supply ("PES") license, which covered both supply and distribution. The distribution business was regulated through conditions in the PES license. The Utilities Act, enacted in July 2000, amends the Electricity Act, and includes the necessary legislation for separation of electricity distribution and supply. This is intended to facilitate further restructuring of the electricity industry and ensure the continued development of competition in electricity supply. The Utilities Act includes the requirement for the separate licensing of electricity distribution and supply, and the full legal separation of license holding entities. The new licenses will replace the current PES licenses and are expected to take effect in July 2001.

       From September 1999, WPD had appointed London Electricity as its agent to run the part of the supply business falling under its current license on agency terms, thereby achieving the same economic effect as an outright transfer. WPD's electricity supply license will now be transferred to London Electricity under the transfer schemes of the Utilities Act. WPD's distribution business has achieved complete physical, system and management separation from the SWEB supply business.

       The Utilities Act fundamentally changes the industry's structure and regulatory framework and provides stronger protection for consumers. It encourages further market development by integrating gas and electricity regulation, separating the licensing of electricity supply and distribution and providing the necessary powers to underpin the new electricity trading arrangements ("NETA"). It aims to secure a fair balance between the interests of consumers and shareholders.

       The provisions in the Utilities Act include the replacement of individual gas and electricity regulators with a regulatory authority supported by the Office of Gas and Electricity Markets. The principal objective of the authority is to protect the interests of consumers, wherever appropriate, by promoting effective competition.

       The authority will receive new powers to impose monetary penalties for past and ongoing breaches of license conditions, standards of performance and specific statutory requirements. The fines are limited to 10% of the licensee's turnover for three years.

       The consumer related provisions of the Act include requiring the authority, in performing its functions, to have regard to the special interests and needs of disabled, consumers of pensionable age, the chronically sick, consumers in rural areas and for the first time low-income consumers. In addition a new independent gas and electricity consumers' council, launched under the name energywatch, has been established. The new body will provide a clear point of access for enquiries and unresolved complaints, ensure consumers are well informed and confident about prices and the standards of service they can expect, and provide information and advice on consumer issues to regulators, Government, Parliament, the media and others.

       Each  regional  electricity   company's  ("REC")  distribution   business
constitutes an effective regional monopoly and is subject to control on the prices it can charge and the quality of supply it must provide. The operations of WPD are regulated under its PES license pursuant to which income generated by the distribution business is subject to a price cap regulatory framework that provides economic incentives to minimize operating, capital and financing costs. Under the PES license, WPD provides distribution services to virtually all electricity consumers in its Authorized Area and must offer electricity supply services to all these customers also.

       The charges made for the use of the distribution network are regulated on the basis of the RPI minus X formula. RPI is a measure of inflation and equals the percentage change in the U.K. RPI between the six month period of July to December in the previous year. The X factor is established by the Regulator following review and represents an efficiency factor. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) that a REC is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the REC for the relevant year. The Regulator currently sets the Distribution Price Control Formula for 5-year periods.

       The current Distribution Price Control Formula permits RECs, within a review period, to partially retain additional revenues due to increased distributions of units and to retain pound-for-pound increases in operating profit due to efficient operations and the reduction of expenses. The Regulator may reduce this increase in operating profit through a one-off price reduction in the first year of the new pricing regime, if he determines that it is not a function of efficiency savings, or, if genuine efficiency savings have been made, and he determines that customers should benefit through lower prices.

       Distribution businesses must also meet the Guaranteed and Overall Standards of Performance, which are set by the Regulator to ensure an appropriate level of quality of supply. If a company fails to provide the level of service specified, it must make a fixed payment to the end user affected.

       In December 1999, the Regulator published final price proposals for distribution price control for the 12 RECs in England and Wales. For WPD, these proposals represented a 20% reduction to distribution prices effective April 2000, followed by a reduction in real terms of 3% each year from April 2001. This price control is scheduled to operate until March 2005.

       In response, the Company has implemented a plan to maximize efficiency and customer service as a focused distribution company. In order to achieve these objectives, WPD has reduced staffing levels by approximately 10%. The reductions primarily affected administrative and corporate functions, with minimal impact on field staff, ensuring customer service was not affected. WPD is currently evaluating further opportunities to reduce ongoing operating costs. The combination of WPD's distribution business with that of South Wales Electricity plc, now owned by Holdings UK, is expected to deliver significant savings on WPD's overhead costs, particularly in respect of information technology where the incremental cost of a second distribution business is relatively low. Other savings are expected in purchase efficiency.

       Improvements in quality of supply form an important part of the final proposals. Revised targets for system performance, in terms of the security and availability of supply, were proposed with new targets for reductions in minutes lost and interruptions.

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

UK Environmental Regulation

       WPD's businesses are subject to numerous regulatory requirements with respect to environmental matters. The Electricity Act obliges the Secretary of State for Trade and Industry and the Director General of Gas and Electricity Supply to take into account the effect of electricity generation and transmission activities upon the physical environment in the exercise of their functions regarding electricity supply. The Electricity Act requires WPD to have regard for the desirability of preserving natural beauty and the conservation of natural and man-made features of particular interest when they formulate proposals for development in connection with certain of their activities. The Electricity Act also requires license holders to take reasonable steps to mitigate the effects of such proposals on the natural beauty of the countryside, including flora, fauna, features, sites, buildings or objects. WPD endeavors to mitigate the effects their proposals have on natural and man-made features and are required to carry out an environmental assessment when they carry out certain developments in connection with their licensed activities.

       The Environmental Protection Act 1990 (the "EPA") and the Water Resources Act 1991 (the "WRA") as amended by the Environment Act 1995, form the main environmental legislation that creates a statutory regime concerning the clean-up of contaminated land in the U.K. The EPA also introduced a system of regulatory controls over certain prescribed industrial processes. This regime has been replaced by a new system of control under the Pollution Prevention and Control Act 1999 (and associated regulations) (the "PPC"). The PPC system follows many of the principles in the earlier regime although, in a number of areas, the consents issued under PPC (to operate a regulated installation) may contain more onerous obligations than was previously the case under the EPA.

       The EPA contains a number of provisions relating to the control of waste, waste management, air pollution, and contaminated land. It imposes certain obligations and duties in relation to the handling and disposal of waste. Failure to comply with such duties is a criminal offence under the EPA. The EPA also contains certain pollution related offences and provides powers to regulatory authorities to enforce these requirements.

       The EPA (as supported by statutory guidance) contains provisions under which the regulatory authorities may require the clean-up of contaminated land (as defined under this regime). Liability to clean-up contamination may arise under these provisions for the person who caused or knowingly permitted the contamination or, in certain circumstances, the owner or occupier (for the time being) of the contaminated land in question.

       The WRA also contains provisions that enable the Environment Agency to require a polluter (in these circumstances a causer or knowing permitter of the pollution) to clean up the contamination and remediate the damage caused by it. The WRA also enables the Environment Agency to carry out certain clean-up works and recover the costs of so doing from the person liable.

       Civil liability may also be incurred as a result of the presence of contamination (primarily in circumstances where contaminants migrate into the environment at third party land and/or that impact upon human beings, flora and fauna).

       Possible adverse health effects of electromagnetic frequencies ("EMFs") from various sources, including transmission and distribution lines, have been the subject of a number of domestic and international studies and public discussion. The U.K. government's advisors on radiological protection matters, the National Radiological Protection Board, has published guidelines on limiting exposure to EMFs. WPD believes that they fully comply with these standards. There is, however, the possibility that the future introduction and passage of legislation and change of regulatory standards and guidance would require measures to mitigate EMFs, with resulting increases in capital and operating costs.

       WPD may also have obligations to protect the health and safety of workers and the general public in respect of EMFs under separate legislation and regulations, such as the Health and Safety at Work, etc. Act 1974. In addition, the potential exists for civil liability with respect to lawsuits brought by plaintiffs claiming damages for adverse health effects caused by EMFs.

       WPD believes that they have taken and continue to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against WPD with respect to any environmental matter.


Employees

       At March 31, 2001, WPD had 1,678 employees (1,658 full time equivalent) and the Company had no employees. Of WPD's employees, 96% are represented by labor unions. All WPD employees who are not party to a personal employment contract are subject to one of two collective bargaining agreements. One is called The Electricity Business Agreement, which covered 1,505 employees at March 31, 2001 (1,488 full time equivalent); it may be amended by agreement between WPD and the unions and is terminable with 12 months notice by either side. The other is called the Meter Reading Services Handbook of Agreements, which covered 95 employees at March 31, 2001 (95 full time equivalent); it may be amended by agreement between WPD and the unions and is terminable by written notice (with no period specified) by either side. WPD believes that its relations with its employees are favorable. Legal proceedings concerning the Electricity Supply Pension Scheme involving a company other than WPD were taken. These proceedings may affect WPD in the future. See "Item 3 - Legal Proceedings".

Item 2.       PROPERTIES

       WPD has both network and non-network land and buildings.

Network Land and Buildings

       At March 31, 2001 WPD had freehold and leasehold interests in over 12,000 network properties, comprising principally substation sites. The recorded cost of total network land and buildings at March 31, 2001 was (pound)84 million ($119 million).

Non-Network Land and Buildings

       At March 31, 2001 WPD had freehold and leasehold interests in non-network properties comprising chiefly offices, former retail outlets, depots, warehouses and workshops and included the freehold of its former principal executive offices in Bristol. The recorded cost of total non-network land and buildings at March 31, 2001 was (pound)33 million ($47 million).

       The number of properties in each category is:
                                                  Freehold or
                                                 Long Leasehold       Leasehold
                                                 --------------       ---------
Depots.........................................        18                 1
Offices........................................         4                 -
Surplus property (largely unused retail sites).        33                 10

       WPD markets and develops property no longer used in the main electricity distribution business.

       Reference is made to Item 1 "Business - WPD's Distribution Business" herein for a discussion of other properties and other assets of WPD.

Item 3.       LEGAL PROCEEDINGS

       Reference  is  made  to the  "Management's  Discussion  and  Analysis  of
Financial   Condition  and  Results  of   Operations  -  Litigation   and  Other
Contingencies" section herein.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY

       There is no established public trading market for the Company's common stock, all of which is owned indirectly by Mirant and PPL.

Item 6.       SELECTED FINANCIAL DATA

       The following table presents the Company's selected consolidated financial information. The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's historical consolidated financial statements and the notes. The consolidated income statement data for the years ended March 31, 2001, 2000, 1999, 1998 and 1997 and selected balance sheet data as of March 31, 2001, 2000, 1999, 1998 and 1997 are derived from the Company's audited consolidated financial statements, which were audited by Arthur Andersen, independent public accountants. The historical financial information may not be indicative of the Company's future performance.

                                  (In Millions)

                                           Fiscal             Fiscal      Fiscal       Fiscal        Fiscal
                                            Year               Year        Year         Year          Year
                                            2001               2000        1999         1998          1997
                                     ---------------------     --------- --------    -----------  -----------
Operating Revenues from
   continuing operations........ (pound)234       $   332  (pound)275  (pound)261   (pound)245   (pound)257
Net Income (Loss) from
   continuing operations (1)....         85           121          82          76          (27)          50
Total Assets....................      2,341         3,322       2,057       2,139        1,728        1,721
Long-term Debt (2 & 3)..........        234           332         301         301          301          301
Preferred Securities (2 & 4) ...         58            82          50          50           50           50
Common Dividend Declared........         27            38         188          70           34           37

-------------



(1) The Net Loss in fiscal year 1998 is stated after a one-off windfall levy charge of (pound)90 million. The results for 1999 and 1998 have benefited from a decrease in UK income tax rates which served to reduce the Company's provision for deferred income taxes with a corresponding reduction in income tax expense of (pound)11 million and (pound)22 million respectively.

(2) In accordance with SFAS 133 ("Accounting for Derivatives Instruments and Hedging Activities"), at March 31, 2001, hedged US denominated debt (including preferred securities) has been exchanged into the functional currency of UK pounds sterling at the spot exchange rate rather than the swapped exchange rate.

(3) $168 million of the Company's $500 million Senior Notes in the US are due for redemption in November 2001. These are now disclosed under current portion of long-term debt in the consolidated balance sheet.

(4) Company Obligated Mandatorily Redeemable Preferred Securities of SIUK Capital Trust I Holding Company Junior Subordinated Debentures. See Note 12 in the "Notes to the Consolidated Financial Statements".

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. The consolidated financial statements discussed in this Section are presented in accordance with US GAAP. Solely for the convenience of the reader, certain pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 2001 of $1.4190 = (pound)1.00; see Note 1 in the "Notes to the Consolidated Financial Statements".


EFFECTS OF CERTAIN ORGANIZATIONAL CHANGES

       The Company is a wholly owned subsidiary of WPD Holdings Limited, which in turn has been wholly owned by WPD Holdings UK since June 1998. WPD Holdings UK is indirectly owned by Mirant Corporation ("Mirant"), and PPL Corporation ("PPL").

       On October 31, 2000, WPD Limited, a company owned jointly by subsidiaries of Mirant and PPL, finalized its acquisition of Hyder plc ("Hyder") for a total purchase price for the ordinary shares of Hyder of approximately (pound)565 million. Associated with this acquisition, Mirant and PPL agreed to modify their ownership of the voting rights in WPD Holdings UK to 50% each, effective December 1, 2000, so that both parties equally share operational and management control. Mirant's and PPL's economic interest in the WPD Holdings UK group remained unchanged at 49% and 51%, respectively.

       During the second quarter of fiscal year 2001, WPD made short-term loans totaling (pound)85 million to WPD Limited. This represents part of the funding for WPD Limited's purchase of Hyder shares. In addition, WPD Limited has replaced Hyder's board of directors with employees of WPD, Mirant, and PPL.

       At the time of acquisition, Hyder was the parent of a group of companies whose principal operating activities included the provision of regulated water and wastewater services for substantially the whole of Wales and electricity distribution in South Wales (South Wales Electricity plc). It also owned subsidiaries that operated in the managed services and infrastructure businesses, virtually all of which have since been sold.

       On March 16, 2001, ownership of South Wales Electricity plc was transferred from WPD Limited to WPD Holdings UK. At the same time, other assets were transferred from WPD Limited to WPD Holdings UK together with the effective transfer of debt.

       In September 1999, WPD completed the sale of its electricity supply business (known as `SWEB') and certain related activities, together with the name `SWEB', to London Electricity plc for (pound)160 million and the assumption by the purchaser of certain liabilities. The Company recorded an after tax gain on the sale of (pound)125 million in fiscal year 2000. In fiscal year 2001, issues relating to working capital and pension spin off value were resolved and a further (pound)7 million after tax gain was recorded.

FACTORS AFFECTING DISTRIBUTION REVENUES

       The amount of revenues produced by the distribution business is determined by the unit price of the electricity distributed (which is controlled by the Distribution Price Control Formula) and the number of electricity units distributed.

       The charges made for the use of the distribution network are regulated on the basis of the RPI minus X formula. RPI is a measure of inflation and equals the percentage change in the U.K. RPI between the six month period of July to December in the previous year. The X factor is established by the Regulator following review and represents an efficiency factor. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) that a REC is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the REC for the relevant year. The Regulator currently sets the Distribution Price Control Formula for 5-year periods.

       The current Distribution Price Control Formula permits RECs, within a review period, to partially retain additional revenues due to increased distributions of units and to retain pound-for-pound increases in operating profit due to efficient operations and the reduction of expenses. The Regulator may reduce this increase in operating profit through a one-off price reduction in the first year of the new pricing regime, if he or she determines that it is not a function of efficiency savings, or, if genuine efficiency savings have been made, and he or she determines that customers should benefit through lower prices.

       In December 1999, the Regulator published final price proposals for the most recent distribution price control for the 12 RECs in Britain. For WPD, these proposals represented a one-off price reduction of 20% effective April 2000, followed by a reduction in real terms of 3% each year from April 2001. This price control is scheduled to operate until March 2005.

       The number of units distributed depends on the demand of WPD's customers for electricity. That demand varies based in part upon weather conditions and economic activity.

       For further discussion on the regulatory environment affecting the electricity industry, see "Item 1 Business - Regulatory Environment".

RESULTS OF OPERATIONS

Year Ended March 31, 2001 as Compared to Year Ended March 31, 2000

Operating Revenues. Operating revenues decreased by (pound)41 million (15%) to (pound)234 million in fiscal year 2001 from (pound)275 million in fiscal year 2000. The following factors were primarily responsible for the decreases in operating revenues:

o Revenues from the distribution business decreased by (pound)30 million (12%) to (pound)217 million in fiscal year 2001 from (pound)247 million in fiscal year 2000. The decrease resulted primarily from reduced distribution tariffs effective April 1, 2000 as determined in the most recent distribution price control review. The movements are summarized as follows:

                                                        Operating Revenues from
                                                       Electricity Distribution
                                                       (Decrease) Increase from
                                                             Fiscal Year 2000
                                                            to Fiscal Year 2001
                                                    ---------------------------
                                                   ((pound) millions, except %)

       Application of Distribution Price Control Formula...             (39)
       Other revenue attributable to distribution business.               9
                                                                     -------
       Total distribution revenues.........................             (30)
                                                                     -------
       Percentage change...................................              12%

o Revenues from ancillary businesses (net of eliminations) decreased by (pound)11 million (39%) to (pound)17 million in fiscal year 2001 from (pound)28 million for fiscal year 2000. The decrease was principally due to lower activity in the energy purchasing business following the sale of the electricity supply business effective September 1999.

Operating  Expenses.  Operating  expenses were (pound)90  million in fiscal year
2001, a decrease of (pound)33 million, or 27%, from fiscal year 2000. The following factors were primarily responsible for the decreases in operating expenses:

o Depreciation and amortization expense was (pound)48 million in fiscal year 2001, a decrease of (pound)8 million, or 14%, from fiscal year 2000. The decrease was due to the write down of certain short life network assets in fiscal year 2000. This was largely a consequence of the sale of the electricity supply business, which resulted in certain assets being replaced sooner than anticipated.

o In April 2000, metering services, meter reading and data services for the domestic and small business market were opened to competition. Metering services include the provision, installation and maintenance of a meter in a customer's premise. Meter reading and data services include the collection of meter reading, aggregation and processing of this data. New license conditions were introduced obligating distribution companies to offer terms separately for metering provision, meter operation, data collection and aggregation services to all suppliers in the domestic market and small business, and to publish a statement of charges for these activities. An estimate of the undiscounted future cash flows based on WPD's statement of charges for metering services, was compared to the carrying value of the assets and it was determined that the assets were impaired. As a result the Company recorded a write-down of(pound)22 million, in the third quarter of fiscal year 2000, to reflect the amount by which the carrying value of meters exceeded their fair value. The fair value was determined by discounting the future cash flows.

o Incremental expenses incurred as a direct consequence of the disposal of the electricity supply business were (pound)3 million in fiscal year 2000. These relate to the establishment of a new computer environment and data migration.

Other Income (Expense). Other expense was(pound)9 million in fiscal year 2001, a decrease of(pound)18 million from fiscal year 2000. The change was primarily due to:

o Interest income from affiliated companies was (pound)26 million in fiscal year 2001, an increase of (pound)6 million, or 30%, from fiscal year 2000. This increase is due to interest receivable on the (pound)85 million loan to WPD Limited to finance part of the purchase price paid by WPD Limited for Hyder plc shares.

o Interest expense increased by (pound)4 million (7%) to (pound)60 million in fiscal year 2001 from (pound)56 million in fiscal year 2000. This increase is largely due to additional borrowings required to finance the (pound)85 million loan made to WPD Limited. The weighted average balance of debt outstanding during fiscal year 2001 was (pound)738 million at a weighted average interest rate of 7.7% compared to (pound)689 million at 7.7% during fiscal year 2000.

o Investment income decreased by (pound)2 million (29%) to (pound)5 million in fiscal year 2001 from (pound)7 million in fiscal year 2000. The movement is mainly due to timing of dividends received from an investment in generating plant.

o During fiscal year 1996, WPD sold its shares of The National Grid Holding plc ("NGH") into the market, following the listing of the NGH shares on the London Stock Exchange. Prior to the sale, part of the shareholding was transferred to three, previously dormant, wholly owned subsidiaries. These companies sold the shares of NGH in open market transactions during December 1995 and January 1996 generating a taxable gain, resulting in an income tax liability of(pound) 24 million. The companies received a capital contribution from WPD to fund the tax obligation. In October 1996 the companies were sold to a third party for a nominal price. The sale contract provided for the payment of contingent consideration based on the third party's ability to utilize its own existing capital losses to offset the realized gains on the NGH sale. The agreement provided for (pound)16 million to be paid to WPD upon finalization of the relevant tax returns for the period in question. The last tax return was agreed by the Inland Revenue in February 2001 and the deferred contingent consideration received April 6, 2001.

(Provision) Benefit for income taxes. The provision for income taxes was (pound)27 million in fiscal year 2001, an increase of (pound)4 million, or 17%, from fiscal year 2000. The increase was primarily due to higher income from continuing operations before income taxes.

Net Income. The Company's consolidated net income from continuing operations was (pound)85 million in fiscal year 2001, an increase of (pound)3 million or 4% from fiscal year 2000. This excludes the income from the Company's discontinued operations (WPD's electricity supply business) of (pound)4 million in fiscal year 2000, and the gain on disposal of the electricity supply business of (pound)7 million in fiscal year 2001 and (pound)125 million in fiscal year 2000. The increase is attributable to the Company's business segments as follows:

       Distribution
       Operating income from distribution was (pound)112 million in fiscal year 2001, an increase of (pound)5 million, or 5% from fiscal year 2000. The increase was primarily due to the write down of meters in fiscal year 2000 and other cost reductions, partly offset by a reduction in revenues.

       Ancillary businesses
       Operating income from ancillary businesses was (pound)9 million in fiscal year 2001, a decrease of (pound)16 million, or 64% from fiscal year 2000. The decrease was due to lower activity in the energy purchasing business following the sale of the electricity supply business effective September 1999.


Year Ended March 31, 2000 as Compared to Year Ended March 31, 1999

Operating Revenues. Operating revenues increased by (pound)14 million (5%) to (pound)275 million in fiscal year 2000 from (pound)261 million in fiscal year 1999. The following factors were primarily responsible for the increases in operating revenues:

o Revenues from the distribution business were (pound)247 million for both fiscal years 2000 and 1999. Although no overall change, there were offsetting movements as a result of the following factors:

                                                         Operating Revenues from
                                                        Electricity Distribution
                                                        (Decrease) Increase from
                                                               Fiscal Year 1999
                                                             to Fiscal Year 2000
                                                        ------------------------
                                                    ((pound) millions, except %)

       Application of Distribution Price Control Formula...          (1)
       Sales growth........................................           2
       Other revenue attributable to distribution business.          (1)
                                                                  ------
       Total distribution revenues.........................           -
                                                                 ------
       Percentage change...................................          -%

o Revenues from ancillary businesses (net of eliminations) increased by (pound)14 million (100%) to (pound)28 million in fiscal year 2000 from (pound)14 million for fiscal year 1999. Revenues in 1999 were reduced by a (pound)9 million revision to the unbilled revenue receivable during fiscal year 1999, due to uncertainty over the recoverability of an element of the balance with the introduction of competition into electricity supply. Revenues for a number of activities, primarily real estate, increased in 2000.

Operating Expenses. Operating expenses were (pound)123 million in fiscal year 2000, the same as in fiscal year 1999. The following factors were primarily responsible for the underlying movements in operating expenses.

o Maintenance expense was(pound)35 million in fiscal year 2000, a decrease of(pound)2 million, or 5%, from fiscal year 2000. Maintenance costs have not moved significantly year on year.

o Depreciation and amortization expense was (pound)56 million in fiscal year 2000, an increase of (pound)5 million, or 10%, from fiscal year 1999. The increase was due to the impairment of assets in the latter half of fiscal year 2000.

o Selling, general and administrative expense was (pound)7 million in fiscal year 2000, a decrease of (pound)28 million, or 80%, from fiscal year 1999. The decrease resulted from finalization of certain liabilities in fiscal year 2000.

o As discussed above, in April 2000, the Company recorded a write-down of (pound)22 million, in the third quarter of fiscal year 2000, to reflect the amount by which the carrying value of meters exceeded their fair value.

o Incremental expenses incurred as a direct consequence of the disposal of the electricity supply business were (pound)3 million in fiscal year 2000. These relate to the establishment of a new computer environment and data migration.

Other Income (Expense). Other expense was(pound)27 million in fiscal year 2000, a decrease of(pound)9 million from fiscal year 1999. The change was primarily due to:

o In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures - reference is made to Note 12 to the Consolidated Financial Statements herein. This arrangement has benefited net interest by (pound)20 million in fiscal year 2000 and (pound)6 million in fiscal year 1999 as reported by the Company but has no impact at the Holdings UK group level.

o Interest expense increased by (pound)1 million (2%) to (pound)56 million in fiscal year 2000 from (pound)55 million in fiscal year 1999. This increase is largely due to interest payable on group taxation relief payable from WPD to Holdings. The weighted average balance of debt outstanding during fiscal year 2000 was (pound)689 million at a weighted average interest rate of 7.7% compared to (pound)686 million at 7.9% during fiscal year 1999.

o Investment income increased by (pound)2 million (40%) to (pound)7 million in fiscal year 2000 from (pound)5 million in fiscal year 1999. The movement is mainly due to timing of dividends received from an investment in generating plant.

o Fiscal year 1999 benefited from a (pound) 7 million gain on the sale of non-core assets.

(Provision) Benefit for income taxes. The provision for customary income taxes was (pound)23 million in fiscal year 2000, an increase of (pound)2 million, or 10%, from fiscal year 1999. Earnings in fiscal year 1999 benefited from a decrease in the UK corporation tax rate which reduced the Company's provision for deferred income taxes by (pound)11 million.

Net Income. The Company's consolidated net income from continuing operations was (pound)82 million in fiscal year 2000, an increase of (pound)6 million or 8% from fiscal year 2000. This excludes the income from the Company's discontinued operations (WPD's electricity supply business) of (pound)4 million in fiscal year 2000 and (pound)11 million in fiscal year 1999, and the gain on disposal of the electricity supply business of (pound)125 million in fiscal year 2000. The increase is attributable to the Company's business segments as follows:

       Distribution
       Operating income from distribution was (pound)107 million in fiscal year 2000, a decrease of (pound)4 million, or 4% from fiscal year 1999. The decrease was due to the write down of meters in fiscal year 2000.

       Ancillary businesses
       Operating income from ancillary businesses was (pound)25 million in fiscal year 2000, an increase of (pound)13 million, or 108% from fiscal year 1999. The increase was primarily due to a revision to the unbilled revenue receivable during fiscal year 1999, due to uncertainty over the recoverability of an element of the balance with the introduction of competition into electricity supply.


LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company has obtained cash from operations, borrowing under credit facilities, issuances of commercial paper and senior notes, borrowings, and capital contributions from Mirant and PPL. These funds have been used to finance operations, service debt obligations, finance capital expenditures and meet other cash and liquidity needs.

Operating Activities

       Cash provided by operating activities totaled (pound)107 million for fiscal year 2001 as compared to (pound)124 million for fiscal year 2000, a decrease of 14%. This decrease is primarily due to lower revenues as a result of the latest distribution price review effective April 1, 2000.

Investing Activities

       Cash used for investing activities totaled (pound)155 million for fiscal year 2001 as compared to cash provided of (pound)98 million for fiscal year 2000. During fiscal year 2001 WPD incurred expenditure of (pound)73 million on property, plant, and equipment, largely in respect of the distribution network. This compared with (pound)67 million during fiscal year 2000. During the second quarter of fiscal year 2001, WPD loaned (pound)85 million to WPD Limited to finance part of the purchase price paid by WPD Limited for Hyder plc shares. During fiscal year 2000 WPD received proceeds of (pound)160 million on the sale of its electricity supply business to London Electricity plc.

Financing Activities

       Cash provided from financing activities totaled (pound)47 million for fiscal year 2001 as compared to cash used of (pound)245 million for fiscal year 2000. In fiscal year 2001, a loan of (pound)85 million to WPD Limited was funded through an increase to short-term borrowing. In fiscal year 2000, (pound)140 million of the proceeds from the sale of the supply business were paid to the Company's parent as a dividend.

       The Company expects its cash and financing needs over the next several years to be met through a combination of cash flows from operations and debt financings.

       As of March 31, 2001, sources of liquidity included a $520 million US commercial paper program, $503 million of which is supported by a swingline and revolving credit facility provided by a syndicate of banks. In addition, the Company had (pound)100 million committed and (pound)110 million uncommitted lines of credit with banks. The Company's existing facilities and cash position are expected to provide sufficient liquidity for working capital and capital expenditures through fiscal year 2002. As of March 31, 2001 the Company and WPD had drawn $445 million under the swingline and revolving credit facility and (pound)80 million under committed lines of credit with banks. Additionally, the Company held (pound)1 million in unrestricted cash.

       Demand for electricity in Great Britain, in general, and in WPD's Authorized Area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. WPD balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

       The Company holds the entire share capital of WPD. The Company is primarily dependent upon dividends from WPD for its cash flow. WPD can pay dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at WPD to allow for reasonable and necessary dividends from WPD, through operations, to be distributed to the Company. In the U.K., the Accounting Standards Board has recently issued a new accounting standard, Financial Reporting Standard ("FRS") 19 "Deferred Tax" ("FRS 19"), relating to the accounting treatment of deferred income tax. FRS 19, which replaces an earlier standard (SSAP 15), is mandatory for accounting periods ending on or after January 23, 2002 (though earlier adoption is encouraged), and will require full provision to be made for deferred tax assets and liabilities (SSAP 15 only required a partial provision basis); discounting of deferred tax liabilities will be permitted but is not mandatory. WPD will take advantage of the discounting option, but adoption of FRS 19 will significantly reduce WPD's distributable reserves. The directors of Distribution companies must also certify to the Regulator that it is reasonably foreseeable that the declaration of a dividend will not breach any license conditions. WPD has no reason to believe that a breach of its license would occur from declaring a reasonable dividend.

       In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures - reference is made to Note 12 in the "Notes to the Consolidated Financial Statements".


LITIGATION AND OTHER CONTINGENCIES

Pension Issue. The Electricity Supply Pension Scheme ("ESPS") provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the U.K. The majority of WPD's employees are ESPS members. WPD faces potential regulatory issues related to the use of pension surplus which was primarily utilized to offset the cost of providing early pensions to terminated employees. An independent pension arbitrator has issued a ruling directing that another industry employer should refund such amounts with interest to the ESPS. This ruling was appealed to the House of Lords who, in April 2001, upheld the employer's appeal. It is understood that the complainants are considering whether to appeal to a European Court. The Company cannot provide assurance that WPD will not be required to refund to the ESPS any amounts previously used to fund early retirement costs, which management estimates to be approximately (pound)24 million. Under SFAS 87 "Employers' Accounting for Pensions," the Company does not anticipate any immediate impact to its net income should such a payment be required.


NEW ACCOUNTING PRONOUNCEMENTS

       Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"), and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria is met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at March 31, 2001.

       The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to OCI of (pound)13 million, and is attributable to deferred losses on cash flow hedges. During the year ending December 31, 2001, the Company expects to reclassify (pound)3 million of the (pound)13 million, after-tax loss from OCI into earnings. Reference is made to Notes 1, 2 and 9 in the "Notes to the Consolidated Financial Statements" of the Company in Item 8 herein for further information on the adoption of SFAS No.133.

Cautionary Statement Regarding Forward-Looking Information

       The Company's 2001 Annual Report on Form 10-K includes forward-looking in addition to historical information. These statements involve known and unknown risks and relate to future events, the Company's future performance or its projected business results. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements are only statements of intent, belief or expectations. Actual events or results may differ materially from any forward-looking statement as a result of various factors. These factors include: legislative and regulatory issues; potential business strategies, including acquisitions or dispositions of assets or businesses or internal restructuring that may be pursued by the Company or its subsidiaries; the potential introduction of the Euro; changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; political, legal and economic conditions and developments in which the Company and its subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and other factors. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, events, levels of activity, performance or achievements.


Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to market risks, including changes in interest rates, and currency exchange rates. To manage the volatility attributable to these exposures, the Company has entered into various derivative transactions, the sole purpose of which is to hedge exposure in these areas.

       The Company utilizes interest rate swaps to hedge certain debt obligations. These swaps are designated as hedges of specific debt issuances and currently qualify for hedge accounting. Consequently, the interest rate differential associated with the swap is reflected as an adjustment to interest expense over the life of the instruments. If the Company sustained a 100 basis point change in interest rates for all variable rate debt in all currencies, the change would affect net income by approximately (pound)1.4 million, based on variable rate debt and derivatives, cash balances and other interest rate sensitive instruments outstanding at March 31, 2001.

       Currency swaps are also utilized by the Company to hedge US dollar denominated debt. These swaps offset the dollar cash flows, thereby effectively converting the debt to sterling. A change in foreign exchange rates would have no impact on net income.

       For all derivative financial instruments, the Company is exposed to losses in the event of nonperformance by counterparties to these derivative financial instruments. The Company has established controls to determine and monitor the creditworthiness of counterparties to mitigate its exposure to counterparty credit risk.

       Excluding swap agreements between the Company and Holdings UK, at March 31, 2001, the Company and WPD have sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totaling (pound)600 million, and have cross currency swaps expiring between 2001 and 2007, with notional amounts totaling (pound)350 million.

Additional Factors that Could Affect Future Performance

       In addition to the discussion of certain risks in the Management's Discussion and Analysis of Results of Operations and Financial Condition and the notes to the consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations) are set forth below.

Risks Related to the Company's Business

       Effect of Government Regulation

       The Company's operations are subject to extensive governmental regulation. To comply with these legal requirements, which include laws, rules and regulations relating to competition, health and safety, and environmental and anti-pollution concerns, among other matters, may require the expenditure of considerable sums. The standards imposed by such environmental and anti-pollution regulations may also increase with time and impose more onerous obligations and liabilities on the Company in the future. In particular, government regulation imposes certain performance standards. The performance of WPD's network is related to a number of performance criteria, including (i) availability (the number of minutes each end user is without supply), (ii) security (the frequency of supply interruption), and (iii) quality of service (e.g., restoration of supply within a certain time after interruption). Compliance with these criteria requires the expenditures of considerable sums and the implementation of various initiatives. The Company may also be exposed to compliance risks from existing and future facilities.

       To conduct its business, the Company must obtain licenses, permits, and approvals for its facilities. The Company cannot assure you that it will be able to obtain and comply with all necessary licenses, permits, and approvals. If it cannot comply with all applicable regulations, the Company's business, results of operations, and financial condition could be adversely affected.

       In addition, government regulation relating to pricing, competition, deregulation, and other matters has the capacity to greatly affect the success and profitability of the Company's operations.

       Price Regulation of Distribution

       The operations of WPD are regulated under its Public Electricity Supply license (a "PES license"), pursuant to which income generated by the distribution business is subject to a price cap regulatory framework that provides economic incentives to increase efficiency and reduce costs while maintaining an appropriate quality of supply and enabling the company to finance new investments and provide a return to investors.

       In December 1999, the U.K. electricity industry Regulator published final price proposals for distribution price control for the 12 regional electricity distribution businesses in England and Wales, including WPD. For WPD, those proposals represented a 20% reduction to distribution prices effective April 1, 2000, followed by reductions in real terms of 3% each year from April 1, 2001. This price control is scheduled to operate until March 31, 2005.

       There can be no assurance that these price reductions, and potential further reductions following additional reviews in the future, will not adversely affect the Company's profitability and the value of its securities.

       Changes in Technology May Significantly Impact the Company's Business by Making Its Distribution Network Less Competitive

       The Company's business is presently focused on distributing power from central power plants. Research and development activities are, however, ongoing to seek improvements in alternative electricity generation methods, most notably fuel cells, microturbines, windmills, and photovoltaic (solar) cells. It is possible that advances will reduce the cost of alternative methods of electricity production (perhaps in combination with tax or regulatory incentives favoring such alternative methods of electricity production) to a level that is equal to or below that of most central station electric production. If this were to happen, WPD's distribution network might need to be reconfigured, and the value of WPD's distribution network may be significantly impaired.

       The Company's Facilities May Not Operate as Planned, Which May Lead to Poor Financial Performance

     The Company's operations involve many risks, including the breakdown or failure of distribution equipment or other equipment or processes, labor disputes, fuel interruption, adverse impact from the plant of connected parties, and operating performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt both generation and transmission delivery systems. Operation of WPD's distribution network below expected efficiency levels may result in lost revenues or increased expenses, including higher maintenance costs and penalties.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            SIUK plc and Subsidiaries

                 Index to the Consolidated Financial Statements



                                                                      Page
     Management's Report..............................................II-12
     Report of Independent Public Accountants.........................II-13
     Consolidated Statements of Income................................II-14
     Consolidated Statements of Changes in Stockholder's Equity.......II-15
     Consolidated Statements of Cash Flows............................II-16
     Consolidated Balance Sheets......................................II-17
     Notes to the Consolidated Financial Statements...................II-19

                            SIUK plc AND SUBSIDIARIES

                               MANAGEMENT'S REPORT
                               2001 Annual Report

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








Barney S. Rush                                    D. Charl S. Oosthuizen
Chairman and Chief Executive Officer              Chief Financial and Accounting
                                                  Officer


June 22, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of SIUK plc:


       We have audited the accompanying consolidated balance sheets of SIUK plc (the "Company" being a company incorporated in England and Wales) and SUBSIDIARIES as of March 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholder`s equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIUK plc and subsidiaries as of March 31, 2001 and 2000 and the consolidated results of its operations, changes in stockholder's equity and cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.






ARTHUR ANDERSEN
Bristol, England


June 22, 2001

                            SIUK plc AND SUBSIDIARIES
               FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999

                        CONSOLIDATED STATEMENTS OF INCOME

                                  (In Millions)

                                                                                   2001                2000          1999
                                                                                      (Note 1)
                                                                     -----------  --------------  ----------   -----------
OPERATING REVENUES                                                    (pound) 234     $   332  (pound) 275    (pound) 261
COST OF SALES                                                                  23          33           20             16
                                                                     -----------  --------------  ----------   -----------
GROSS MARGIN                                                                  211         299          255            245

OPERATING EXPENSES:
    Maintenance                                                                34          48           35             37
    Depreciation and amortization                                              48          68           56             51
    Selling, general and administrative                                         8          11            7             35
    Write down of meters (Note 3)                                               -           -           22              -
    Incremental expenses incurred as a direct consequence of
       the disposal of the supply business (Note 15)
                                                                                -           -            3              -
                                                                           -------    ---------     ---------    -----------
            Total operating expenses                                           90         127          123            123

OPERATING INCOME FROM CONTINUING OPERATIONS                                   121         172          132            122
                                                                           -------    ---------      --------    -----------
OTHER INCOME (EXPENSE):
    Interest income                                                             4           6            2              1
    Interest income from affiliated companies                                  26          37           20              6
    Interest expense                                                          (60)        (85)         (56)           (55)
    Investment income                                                           5           7            7              5
    Gain on recognition of deferred contingent consideration
       (Note 4)                                                                16          22            -              -
    Gain on sale of assets                                                      -           -            -              7
                                                                            -------    --------       --------    -----------
            Total other expense                                                (9)        (13)         (27)           (36)
                                                                            -------    --------      ---------     ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         112         159          105             86

(PROVISION) BENEFIT FOR INCOME TAXES:
    Customary                                                                 (27)        (38)         (23)           (21)
    Effect of change in tax rates (Note 8)                                      -           -            -             11
                                                                             ------     -------       --------      ----------
NET INCOME FROM CONTINUING OPERATIONS                                          85         121           82             76

DISCONTINUED OPERATIONS:
     Income from  operations of electricity  supply  business,  less
        applicable income taxes of (pound)- ($-), (pound)2 and (pound)5         -           -            4             11
     Gain on disposal of electricity supply business, less
        applicable income taxes of(pound)3 ($4) and(pound)49 (Note 15)          7          10          125              -
                                                                             -------    --------      ---------      ---------
NET INCOME                                                              (pound)92     $   131   (pound)211      (pound)87
                                                                            ========    ========      =========      =========

 The accompanying notes are an integral part of these consolidated statements.


                            SIUK plc AND SUBSIDIARIES
               FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                  (In Millions)

                                           Number of                   Retained      Accumulated
                                            Ordinary     Common        Earnings/        Other          Comprehensive
                                             Shares       Stock        (Deficit)    Comprehensive      Income/(Loss)
                                                                                        Loss
                                         ------------- ------------- ------------ ------------------ -----------------

   Balance, March 31, 1998           (pound) 500        (pound)500    (pound)(163)  (pound)-

   Net income                                  -                -              87          -          (pound)87
                                                                                                      -----------------
   Comprehensive income                        -                -              -           -          (pound)87
                                                                                                      =================
   Dividends declared on common stock          -                -             (70)         -
   Issue of share capital                    402               402             -           -
                                         ------------   -----------  ------------  -----------------
Balance, March 31, 1999                      902               902           (146)         -

   Net income                                  -                -             211          -                211
                                                                                                       ----------------
   Comprehensive income                        -                -              -           -         (pound)211
                                                                                                       ================
   Dividends declared on common stock          -                -            (188)         -
                                         ------------   ------------  ------------  -----------------
Balance, March 31, 2000                      902               902           (123)         -

   Net income                                  -                -              92          -                   92
   Other comprehensive loss                    -                -              -           (16)               (16)
                                                                                                       -----------------
   Comprehensive income                        -                -              -           -            (pound)76
                                                                                                       =================
   Dividends declared on common stock          -                -             (27)         -
                                         ------------   ------------  ------------  -----------------
Balance, March 31, 2001               (pound)902       (pound) 902     (pound)(58)  (pound)(16)
                                         ============   ============  ============  =================
-------------



 The accompanying notes are an integral part of these consolidated statements.

                            SIUK plc AND SUBSIDIARIES
               FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In Millions)

                                                                               2001              2000         1999
                                                                                   (Note 1)
                                                                    -----------  ----------   ---------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        (pound) 92      $  131  (pound)211   (pound)87
                                                                     ----------  ----------  ----------  ----------
   Adjustments to reconcile net income to net cash provided
       from operating activities:
     Income from operations of discontinued electricity
              supply business                                                 -           -          (4)        (11)
     Gain on disposal of electricity supply business (Note                   (7)        (10)       (125)          -
              15)
     Depreciation and amortization                                           48          68          56          47
     Write down of meters (Note 3)                                            -           -          22           -
     Gain on recognition of deferred contingent consideration               (16)        (23)          -           -
     Deferred income taxes                                                   10          14           5           2
     Changes in assets and liabilities:
      Receivables, net                                                       10          14         (49)          6
      Prepaid pension cost                                                  (25)        (35)        (21)        (18)
      Accounts payable                                                        2           3          37         (14)
      Accrued income taxes                                                   (1)         (1)         (4)        (34)
      Other, net                                                             (6)         (9)         (4)          7
                                                                     ----------  ----------  ----------  ----------
        Total adjustments                                                    15          21         (87)        (15)
                                                                     ----------  ----------  ----------  ----------
        Net cash provided from operating activities                         107         152         124          72
                                                                     ----------  ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (73)       (104)        (67)        (75)
   Loan to affiliated company                                               (85)       (121)          -           -
   Proceeds from sale of electricity supply business (Note                    -           -         160           -
       15)
   Proceeds from sales of assets                                              -           -           -          10
   Proceeds from sales of investments                                         3           4           5           2
                                                                     ----------  ----------  ----------  ----------
        Net cash (used for) provided from investing activities             (155)       (221)         98         (63)
                                                                     -----------  ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in short term borrowings                                           75         106         (57)         37
   Issue of share capital                                                     -           -           -         402
   Loan to affiliated company                                                 -           -           -        (351)
   Repayment of long term debt                                               (1)         (1)          -           -
   Payment of premium in respect of loans to affiliated
       company and related hedges                                             -           -           -         (42)
   Payment of dividends                                                     (27)        (38)       (188)        (70)
                                                                     -----------  ----------  ----------  ----------
        Net cash provided from (used for) financing                          47          67        (245)        (24)
                 activities
                                                                     -----------  ----------  ----------  ----------
CASH PROVIDED BY DISCONTINUED OPERATIONS                                      -           -          20          15
                                                                     ----------  ----------  ----------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1)         (2)         (3)          -

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                              2           3           5           5
                                                                     ----------  ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               (pound)1      $    1   (pound) 2   (pound) 5
                                                                     ==========  ==========  ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
    Interest (net of amount capitalized)                              (pound)58  (pound) 82   (pound)56   (pound)54
                                                                     ==========  ==========  ==========  ==========
    Income taxes:
       Customary                                                             17          24          25           2
       Windfall levy                                                          -           -           -          45
                                                                     ----------  ----------  ----------  ----------
       Total cash paid for income taxes                               (pound)17  (pound) 24   (pound)25   (pound)47
                                                                     ==========  ==========  ==========  ==========



 The accompanying notes are an integral part of these consolidated statements.

                            SIUK plc AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           AT MARCH 31, 2001 AND 2000


                                  (In Millions)

                                 ASSETS                                                      2001                       2000
-----------------------------------------------------------------------------     ------------  -------------       -----------

                                                                                                    (Note 1)

PROPERTY, PLANT, AND EQUIPMENT (Note 10)                                       (pound) 1,539       $   2,184      (pound) 1,467
    Less accumulated provision for depreciation                                          247             350                202
                                                                                  -------------  ---------------     -----------
                  Property, plant, and equipment, net                                  1,292           1,834              1,265
                                                                                   -------------  ---------------     -----------
NONCURRENT ASSETS:
   Investments (Note 13)                                                                  15              21                 16
   Prepaid pension cost (Note 5)                                                         170             241                145
   Goodwill, net of accumulated amortization of(pound)25 ($35) at March
       31, 2001 and(pound)20 at March 31, 2000 (Note 1)                                  158             224                163
   Loans to affiliated company (Note 12)                                                 410             582                351
   Derivative hedging instruments (Notes 1, 2 and 9)                                      56              80                  -
   Premium in respect of loans to affiliated company and related hedges, net of accumulated amortization of(pound)20 ($28) at
       March 31, 2001 and(pound)12 at March 31,2000 (Note 12)
                                                                                          22              31                 30
                                                                                  -------------  ---------------     -----------
                  Total noncurrent assets                                                831           1,179                705
                                                                                  -------------  ---------------     -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                              1               1                  2
    Investments (Note 13)                                                                 10              14                 13
    Receivables:
       Customer accounts, less provision for uncollectables of(pound)5 ($7)
           at March 31, 2001 and(pound)2 at March 31, 2000                                43              61                 50
       Loan to affiliated company                                                         85             121                  -
       Other                                                                              20              28                 14
                                                                                  -------------  ---------------     -----------
                  Receivables, net                                                       148             210                 64
    Real estate for sale, materials and supplies                                           5               7                  2
    Accrued deferred contingent consideration (Note 4)                                    16              23                  -
    Derivative hedging instruments (Notes 1, 2 and 9)                                     25              36                  -
    Prepaid expenses                                                                      13              18                  6
                                                                                  -------------  ---------------     -----------
                  Total current assets                                                   218             309                 87
                                                                                  -------------  ---------------     -----------

 TOTAL ASSETS                                                                  (pound) 2,341       $   3,322       (pound)2,057
                                                                                  =============  ===============     ===========

The accompanying notes are  an  integral  part  of  these  consolidated  balance sheets.

                            SIUK plc AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           AT MARCH 31, 2001 AND 2000


                                  (In Millions)

                  STOCKHOLDER'S EQUITY AND LIABILITIES                                        2001                       2000
-----------------------------------------------------------------------------     -------------  ---------------     -----------

                                                                                                     (Note 1)
STOCKHOLDER'S EQUITY:
    Common stock, (pound)1 par value, 902,128,735 shares authorized,  issued and (pound) 902        $   1,280       (pound) 902
       outstanding at March 31, 2001, and March 31, 2000

    Accumulated other comprehensive loss (Note 2)                                        (16)             (23)                -
    Retained deficit                                                                     (58)             (82)             (123)
                                                                                  -------------  ---------------     -----------
              Total stockholder's equity                                                 828            1,175               779
                                                                                   -------------  ---------------     -----------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SIUK
    CAPITAL TRUST I HOLDING COMPANY JUNIOR SUBORDINATED DEBENTURES
    (Note 12)                                                                             58               82                50

COMMITMENTS AND CONTINGENT MATTERS (Notes 3,4,5,9 and 12)

NONCURRENT LIABILITIES:
    Long-term debt (Note 12)                                                             234              332               301
    Deferred income taxes (Note 8)                                                       419              595               417
    Derivative hedging instruments (Notes 1, 2 and 9)                                     75              106                 -
    Other                                                                                 10               14                16
                                                                                  -------------  ---------------     -----------
              Total noncurrent liabilities                                               738            1,047               734
                                                                                  -------------  ---------------     -----------

CURRENT LIABILITIES:
    Current portion of long-term debt (Note 12)                                          118              168                 -
    Notes payable to banks (Note 12)                                                     387              549               311
    Notes payable to affiliated company                                                   26               37                26
    Other notes payable                                                                    4                6                 5
    Accounts payable                                                                       6                9                 4
    Taxes accrued                                                                         46               65                44
    Accrued interest                                                                       9               13                 8
    Derivative hedging instruments (Notes 1, 2 and 9)                                     29               41                 -
    Other                                                                                 92              130                96
                                                                                  -------------  ---------------     -----------
              Total current liabilities                                                  717            1,018               494
                                                                                  -------------  ---------------     -----------

                                                                                  -------------  ---------------     -----------
TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                                    (pound)  2,341        $   3,322     (pound) 2,057
                                                                                  =============  ===============     ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                            SIUK plc AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

       SIUK plc ("the Company"), formerly Southern Investments UK plc, was incorporated as a public limited company under the laws of England and Wales in June 1995 as a vehicle for the acquisition of South Western Electricity plc, one of the 12 Regional Electricity Companies ("RECs") in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of South Western Electricity plc, and subsequently replaced South Western Electricity plc's board of directors and certain senior managers with officers and employees of Southern Company, then the ultimate parent of the Company, and its subsidiaries. The Company's main investment and only significant asset is the entire share capital of South Western Electricity plc, which is headquartered in Bristol, England.

       The Company is a wholly owned subsidiary of WPD Holdings Limited ("Holdings"), which in turn has been wholly owned by WPD Holdings UK ("Holdings UK") since June 1998. From September 1995 to July 1996, Holdings was an indirect wholly owned subsidiary of Mirant Corporation ("Mirant"), formerly known as Southern Energy, Inc. In July 1996, Mirant sold a 25% economic interest in Holdings to a subsidiary of PPL Corporation ("PPL"). In June 1998, Mirant sold an additional 26% economic interest in Holdings to PPL, and on the same day both parties agreed to exchange their interests in Holdings for interests in Holdings UK which carried the same rights. Mirant retained management control. Effective December 1, 2000, in connection with the acquisition of Hyder plc, Mirant and PPL modified their ownership of the voting rights in Holdings UK to 50% each so that both parties share equally operational and management control. Mirant's and PPL's economic interest in the Holdings UK group remained unchanged at 49% and 51%, respectively.

       In September 1999, South Western Electricity plc completed the sale of its electricity supply business (known as "SWEB") and certain related activities, together with the name SWEB, to London Electricity plc for (pound)160 million and the assumption by the purchaser of certain liabilities. South Western Electricity plc now trades under the name Western Power Distribution ("WPD").

Basis of Presentation. The financial statements of the Company are presented in pounds sterling ((pound)) and in conformity with accounting principles generally accepted in the United States ("US GAAP"). The accompanying financial statements have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, WPD is not subject to rate regulation, but, rather is subject to price cap regulation and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 contain deferred items which have not yet been included in rates charged to customers in compliance with the respective regulatory authorities, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying financial statements of the Company do not contain such deferrals.

       The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries and have been prepared from records maintained by WPD in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company's ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method (Note 13).

       Solely for the convenience of the reader, certain pounds sterling amounts included in the financial statements have been translated into US dollars at the exchange rate of $1.4190 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2001. This presentation has not been translated in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation".

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

         The following table sets out the exchange rate for previous periods:

     Fiscal Year       Period end     Average (1)      High           Low
                                   ($ per(pound)1.00)
                      ------------ ------------------ ----------- -----------
        1997........     1.64           1.59            1.71           1.49

        1998........     1.68           1.65            1.69           1.61

        1999........     1.61           1.65            1.70           1.60

        2000........     1.59           1.61            1.65           1.58

        2001........     1.42           1.48            1.59           1.42


(1) The average of the Noon Buying Rates in effect on the last business day of each month during the relevant period.

Accounting Change. Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"), and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria is met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at March 31, 2001.

       The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to OCI of (pound)13 million, and is attributable to deferred losses on cash flow hedges. During the twelve month period ending December 31, 2001, the Company expects to reclassify (pound)3 million of the (pound)13 million, after-tax loss from OCI into earnings.

Use of Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. WPD records revenue net of value added tax ("VAT") and accrues revenues for services provided but unbilled at the end of each reporting period.

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Long-Lived Assets and Intangibles. The Company records goodwill for the difference between the excess of the fair value of investments over the purchase price. Goodwill is amortized on a straight-line basis over a period of 40 years. Goodwill shown in the accompanying consolidated financial statements relates to the acquisition of South Western Electricity plc. The Company evaluates long-lived assets, including goodwill and identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value (Note 3).

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Property, Plant, and Equipment. Property, plant, and equipment are recorded at fair market value as adjusted at the acquisition date in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations" ("APB No. 16"). Items capitalized subsequent to the acquisition are recorded at original cost, which includes materials, labor, appropriate administrative and general costs, and the estimated cost of debt funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense as incurred.

       Depreciation of the recorded cost of depreciable property, plant, and equipment is provided primarily by using composite straight-line rates, which approximate 3.2% per year (2.5% per year for depreciable utility plant in service).

       Upon the retirement or sale of assets, the cost of such assets and the related accumulated depreciation are removed from the balance sheet and the gain or loss, if any, is credited or charged to income.

Information Technology Consultancy and Development Costs. Significant information technology ("IT") consultancy and development costs are capitalized when they become technologically feasible and are amortized over their estimated useful economic life from the date of first use. Other IT consultancy and development costs are charged to income in the period in which they are incurred.

Investments. The Company accounts for its current investments in accordance with SFAS No. 115, "Accounting for Investments for Certain Debt and Equity Securities". These investments represent investments in debt securities, which management classifies as available-for-sale securities in accordance with SFAS No. 115. The Company's long-term investments consist of investments accounted for using the cost method (Note 13).

     The Company recognizes gains on the sale of fixed asset investments once the receipt of this income is certain. In fiscal year 2001, the Company recognized a gain in respect of a sale in fiscal year 1997 (Note 4).

Income Taxes. SFAS No. 109, "Accounting for Income Taxes", requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences (Note 8).

Financial Instruments. Derivative financial instruments are used to manage exposures to fluctuations in interest rates and foreign currency exchange rates. Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the underlying transaction.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


2. COMPREHENSIVE INCOME (LOSS)

       Comprehensive income includes unrealized gains and losses on certain derivatives which qualify as cash flow hedges. The following table sets forth the comprehensive income for the year ended March 31, 2001 (in millions):

   Net income........................      (pound) 92
   Other comprehensive loss......                 (16)
                                           -----------
   Comprehensive income..........          (pound) 76

       Accumulated other comprehensive loss for the year ended March 31, 2001 consisted of the following (in millions):

   Balance, March 31, 2000............................................(pound) -

   Other comprehensive loss for the period:
     Transitional adjustment from adoption of SFAS No. 133............      (13)
     Change in fair value of derivative instruments, net of tax.......       (4)
     Reclassification to earnings, net of tax.........................        1
                                                                        --------
   Other comprehensive loss...........................................      (16)
                                                                        --------
   Balance, March 31, 2001...........................................(pound)(16)
                                                                        ========

       The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to OCI of (pound)13 million, and is attributable to deferred losses on cash flow hedges.

       The Company estimates that (pound)3 million of net derivative after-tax losses included in OCI as of March 31, 2001 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to interest payments become realized, and principal repayments of foreign currency denominated debt are made.

       The Company anticipates that SFAS No. 133 will increase the volatility of other comprehensive income as derivative instruments are valued based on market indices. Therefore, as market indices change, the change in fair value of the derivatives will change. For additional information on the adoption of SFAS No. 133, see Notes 1 and 9.


3. WRITE DOWN OF ASSETS

       In April 2000, metering services, meter reading and data services for the domestic and small business market were opened to competition. Metering services include the provision, installation and maintenance of a meter in a customer's premise. Meter reading and data services include the collection of meter reading, aggregation and processing of this data. New license conditions were introduced obligating distribution companies to offer terms separately for metering provision, meter operation, data collection and aggregation services to all suppliers in the domestic market, and to publish a statement of charges for these activities. An estimate of the undiscounted future cash flows based on WPD's statement of charges for metering services, was compared to the carrying value of the assets and it was determined that the assets were impaired. As a result the Company recorded a write-down of (pound)22 million, in the third quarter of fiscal year 2000, to reflect the amount by which the carrying value of meters exceeded their fair value. The fair value was determined by discounting the future cash flows.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


4. GAIN ON RECOGNITION OF DEFERRED CONTINGENT CONSIDERATION

       During fiscal year 1996, WPD sold its shares of The National Grid Holding plc ("NGH") into the market, following the listing of the NGH shares on the London Stock Exchange. Prior to the sale, part of the shareholding was transferred to three, previously dormant, wholly owned subsidiaries. These companies sold the shares of NGH in open market transactions during December 1995 and January 1996 generating a taxable gain, resulting in an income tax liability of (pound)24 million. The companies received a capital contribution from WPD to fund the tax obligation. In October 1996 the companies were sold to a third party for a nominal price. The sale contract provided for the payment of contingent consideration based on the third party's ability to utilize its own existing capital losses to offset the realized gains on the NGH sale. The agreement provided for (pound)16 million to be paid to WPD upon finalization of the relevant tax returns for the period in question. The last tax return was agreed by the Inland Revenue in February 2001 and the deferred contingent consideration received April 6, 2001.


5. RETIREMENT BENEFITS

       WPD has two pension plans, a defined contribution plan and a defined benefit plan. The measurement date for plan assets and obligations is December 31 for each year.

Defined Contribution Plan. The defined contribution plan was established in fiscal year 1994. The assets of the defined contribution plan are held and administered by an independent trustee. Contributions to the plan by WPD on behalf of its employees were (pound)0.2 million ($0.3 million) for the fiscal year 2001, (pound)0.2 million for the fiscal year 2000 and (pound)0.3 million for the fiscal year 1999.

Defined Benefit Plan. WPD participates in the Electricity Supply Pension Scheme ("ESPS"), which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the Electricity Supply Industry in the United Kingdom ("UK"). Contributions to the plan by WPD on behalf of its employees were (pound)0.1 million ($0.1 million) for the fiscal year 2001, (pound)0.2 for the fiscal year 2000 and (pound)0.3 million for the fiscal year 1999.

Pensions Contingency. The Electricity Supply Pension Scheme ("ESPS") provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the U.K.. The majority of WPD's employees are ESPS members. WPD faces potential regulatory issues related to the use of pension surplus which was primarily utilized to offset the cost of providing early pensions to terminated employees. An independent pension arbitrator has issued a ruling directing that another industry employer should refund such amounts with interest to the ESPS. This ruling was appealed to the House of Lords who, in April 2001, upheld the employer's appeal. It is understood that the complainants are considering whether to appeal to a European Court. The Company cannot provide assurance that WPD will not be required to refund to the ESPS any amounts previously used to fund early retirement costs, which management estimates to be approximately (pound)24 million. Under SFAS 87 "Employers' Accounting for Pensions," the Company does not anticipate any immediate impact to its net income should such a payment be required.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


       Changes during the year in the projected benefit obligations and the fair value of the plan assets were as follows (in millions):

                                                                      March 31, 2001             March 31, 2000
                                                                  ------------  -----------      ------------------
Change in projected benefit obligation
 Benefit obligation at beginning of year....................      (pound) 580      $    823       (pound) 639
 Service cost                                                               6             9                 8
 Interest cost..............................................               36            51                36
 Amendments                                                                 -             -                26
 Actuarial loss/(gain)......................................               89           126               (56)
 Divestiture  ..............................................                -             -               (30)
 Benefits paid..............................................              (43)          (61)              (43)
                                                                  ------------  ------------      -----------------
 Benefit obligations at end of year.........................      (pound) 668      $    948       (pound) 580
                                                                  ------------  ------------      -----------------
Plan Assets
 Fair value of plan assets at beginning of year.............      (pound) 853      $  1,211       (pound) 786
 Actual return on plan assets...............................              (10)          (14)              144
 Divestiture  ..............................................                -             -               (36)
 Employee contributions.....................................                1             1                 2
 Benefits paid..............................................              (43)          (61)              (43)
                                                                  ------------  ------------      -----------------
 Fair value of plan assets at end of year...................      (pound) 801      $  1,137       (pound) 853
                                                                  ------------  ------------      -----------------
Reconciliation of funded status
 Funded status of plan......................................      (pound) 133      $    189       (pound) 273
 Unrecognized prior service cost............................               24            34                26
 Unrecognized net loss/(gain)...............................               13            18              (154)
                                                                  ------------  ------------      -----------------
 Prepaid pension cost in the Consolidated Balance Sheet.....      (pound) 170      $    241       (pound) 145
                                                                  ------------  ------------      -----------------

       The components of the plan's net periodic income (excluding the impact of the Supply sale) were as follows (in millions):

                                              Fiscal Year        Fiscal Year     Fiscal Year
                                                 2001                2000           1999
                                          ----------  ---------- -----------  ------------
 Service cost...........................(pound) 6       $   9   (pound) 8       (pound) 7
 Interest cost...........................      36          51          36              39
 Expected return on plan assets..........     (68)        (97)        (60)            (60)
 Amortization of prior service cost......       2           3           1               -
                                          ----------  ---------- -----------  ------------
 Gross benefit credit....................     (24)        (34)        (15)            (14)
 Employee contributions..................      (1)         (1)         (2)             (4)
                                          ----------  ---------- -----------  ------------
 Net pension income......................     (25)        (35)        (17)            (18)
                                          ==========  ========== ===========  ============

       The assumptions used in the actuarial calculations were as follows:

                                    Fiscal Year   Fiscal Year   Fiscal Year
                                       2001          2000           1999
                                    -----------   -----------   ------------
 Discount rate......................   5.75%         6.50%           5.75%
 Expected rate of return on assets..   8.75%         8.75%           8.75%
 Rate of pay increase...............   4.00%         4.00%           4.00%

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


6. COMMITMENTS AND CONTINGENT MATTERS

Operating Leases

       WPD has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled (pound)4 million ($6 million) for the fiscal year 2001, (pound)6 million for the fiscal year 2000, and (pound)6 million for the fiscal year 1999. At March 31, 2001, estimated minimum rental commitments for noncancelable operating leases were as follows (in millions):

      Fiscal year
       2002..................     (pound) 1
       2003..................             1
       2004..................             1
       2005..................             1
       2006..................             1
       2007 and thereafter...             3
                                 -----------
     Total minimum payment...    (pound)  8

Labor Subject to Collective Bargaining Agreements

       Substantially all of WPD's employees are subject to one of two collective bargaining agreements. Such agreements are ongoing in nature, and WPD's employee participation level is consistent with that of the electric utility industry in the UK.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


7. SEGMENT AND RELATED INFORMATION

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

                                                                     Business Segments

Fiscal Year                                   Distribution              Other             Eliminations         Consolidated
                                                                            (in millions)
                                          ---------  ----------  -------   ---------  ---------- ----------  --------- ----------
2001
Operating revenues                     (pound)217        $  308  (pound)23    $  33    (pound)(6)    $ (9)   (pound)234    $ 332
Depreciation and Amortization                  44            62          4        6            -        -            48       68
Operating income                              112           159          9       13            -        -           121      172
Total assets employed at year-end           1,627         2,309        714    1,013            -        -         2,341    3,322
Capital expenditures                           63            90         10       14            -        -            73      104

2000
Operating revenues                    (pound) 247               (pound) 46           (pound) (18)            (pound)275
Depreciation and Amortization                  52                        4                     -                     56
Operating income                              107                       25                     -                    132
Total assets employed at year-end           1,592                      465                     -                  2,057
Capital expenditures                           63                        4                     -                     67

1999
Operating revenues                    (pound) 247                (pound)49           (pound)(35)            (pound) 261
Depreciation and Amortization                  45                        6                    -                      51
Operating income                              111                       12                   (1)                    122
Total assets employed at year-end           1,599                      540                    -                   2,139
Capital expenditures                           70                        3                    -                      73


8. INCOME TAXES

       Details of the income tax provision for fiscal years 2001, 2000 and 1999 are as follows (in millions):

                                                                Fiscal Year      Fiscal Year      Fiscal Year
                                                                   2001              2000            1999
                                                          ----------------------  ------------- --------------
Income Tax Provision:
Income tax from continuing operations:
  Current provision                                        (pound) 17     $ 24   (pound) 18       (pound) 8
  Deferred provision                                               10       14            5              13
                                                                  -----   ------       ------          -----
                                                                   27       38           23              21
  Effect of change in tax rates on deferred tax                     -        -            -             (11)
                                                                  -----   ------       ------          -----
Total provision from continuing operations                 (pound) 27     $ 38   (pound) 23       (pound)10
                                                                  =====   ======       ======          =====
Income tax from discontinued operations:
  Current provision                                         (pound) -      $ -    (pound) 2       (pound) 5
  Tax on disposal of discontinued operations                        3        4           49               -
                                                                  -----   ------       ------          -----
Total provision from discontinued operations                (pound) 3      $ 4    (pound)51       (pound) 5
                                                                  =====   ======       ======          =====

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


       The UK government's 1998 Finance Act included a reduction in the rate of UK corporation tax from 31% to 30% effective April 1999. This decrease resulted in a reduction to WPD's deferred tax liability and a corresponding decrease to deferred income tax provision of approximately (pound)11 million, during fiscal year 1999.

       The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows (in millions):

                                                                                     March 31,          March 31,
                                                                                               2001               2000
                                                                                       ----------- --------   -------------
         Deferred tax liabilities:
           Property, plant, and equipment basis differences.............................(pound)338   $ 480      (pound) 333
           Pensions.....................................................................        51      72               43
           Accruals.....................................................................         -       -                2
           Heldover gain................................................................        40      57               39
                                                                                              -----   -----            -----
                   Total................................................................       429     609              417
         Deferred tax assets:
                    Accruals, including acquisition related items.......................        10      14               -
                                                                                              -----   -----            -----
         Net deferred tax liabilities                                                  (pound) 419   $ 595      (pound) 417
                                                                                              =====   =====            =====

       A reconciliation of the Company's UK statutory income tax rate to the effective customary income tax rate for continuing operations for fiscal years 2001, 2000 and 1999 is as follows:


                                             Fiscal Year     Fiscal Year     Fiscal Year
                                                  2001            2000            1999
                                             -----------     -----------     -----------

UK statutory income tax rate                      30%             30%             31%
Nondeductible amortization of goodwill             1               1               1
Other permanent differences                       (7)             (9)             (7)
                                                 ------          ------         ------
Effective customary income tax rate               24%             22%             25%
                                                 ======          ======         ======


9. FINANCIAL INSTRUMENTS

Derivative Hedging Instruments

       The Company uses derivative instruments to manage exposures arising from changes in interest rates and foreign currency exchange. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

       Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. From January 1, 2001, the date of adoption of SFAS No. 133, to March 31, 2001, (pound)1 million of pre-tax derivative losses was reclassified to other income/expense. The maximum term over which the Company is hedging exposures to the variability of cash flows is through 2012.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Interest Rate Hedging

       The Company's policy is to manage interest expense using a combination of fixed- and variable-rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. These swaps are designated to hedge underlying debt obligations. For qualifying hedges, the changes in the fair value of gains and losses of the swaps are deferred in OCI, net of tax, and the interest rate differential is reclassified from OCI to interest expense as an adjustment over the life of the swaps.

Foreign Currency Hedging

       The Company utilizes cross currency swaps and other derivatives that offset the effect of exchange rate fluctuations on US dollar denominated instruments and fixes the interest rate exposure. These derivatives qualify as cash flow hedges, and gains and losses on the derivatives are deferred in OCI, net of tax, until the forecasted transaction affects earnings. The reclassification is then made from OCI to earnings to the same expense or income category as the hedged transaction.

Credit Risk

       The Company is exposed to losses in the event of nonperformance by counterparties to its derivative financial instruments. The Company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the Company's exposure to counterparty credit risk. The Company is unaware of any counterparties that will fail to meet their obligations.

Fair Values

       SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments.

       The carrying or notional amounts and fair values of the Company's financial instruments at March 31, 2001 and 2000 were as follows (in millions):

                                                                     March 31, 2001                    March 31, 2000
                                                             Carrying Amount    Fair Value    Carrying Amount     Fair Value
                                                            ------------------------------    ------------------------------
    Liabilities
       Long-term debt, including current portion              (pound) 352      (pound) 350     (pound) 301       (pound) 298
       Preferred securities                                  (pound)   58     (pound)   45    (pound)   50       (pound)  46
    Receivables
       Loans to affiliated company                            (pound) 410      (pound) 395     (pound) 351       (pound) 344


       The fair values for long-term debt and preferred securities were based on the closing market price.

       Prior to the adoption of SFAS No. 133, the carrying value of hedged foreign currency denominated instrument was translated using the exchange rate of the related cross currency derivative. The adoption of SFAS No. 133 requires foreign currency denominated instruments be carried at the current period end spot rate, and derivatives to be recorded in the balance sheet at fair value. Reference is made to Note 1 for further information on the adoption of SFAS No. 133.

       The change in the carrying value of long-term liabilities and receivables above is due to the movement between the derivative exchange rate used at March 31, 2000 and the spot rate used at March 31, 2001.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


10. PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment consisted of the following (in millions):

                                            March 31, 2001        March 31, 2000
                                        ----------------------  ----------------
 Distribution network................. (pound) 1,279   $ 1,815    (pound) 1,244
 Non-network land and buildings.......            30        43               34
 Other  ..............................            49        70               40
 Consumer contributions...............           (66)      (94)             (53)
                                               -------   ------          -------
 Property, plant, and equipment, net.. (pound) 1,292   $ 1,834    (pound) 1,265
                                               =======   ======          =======

11. CAPITAL BUDGET

       The Company's capital expenditure for the fiscal year 2001 was (pound)73 million ($104 million); for the fiscal years 2002 and 2003 capital expenditures are estimated to be (pound)65 million and (pound)62 million respectively. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above statement because of numerous factors. The factors include: changes in business conditions; revised load growth projections; change in regulatory requirements; and increasing costs of labor, equipment, and materials.


12. DEBT

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

       SIUK Capital Trust I (the "Trust"), formerly Southern Investments UK Capital Trust I, issued $82 million of its 8.23% preferred securities and invested the proceeds thereof in 8.23% subordinated debentures issued by the Company, which are scheduled to mature on February 1, 2027. The Company guarantees the Trust's obligations under the preferred securities. The Company has also entered into foreign currency swap contracts to hedge the currency risk associated with the interest and principal on the preferred securities, by swapping the US dollar liabilities back to pounds sterling for the period to February 2007. The nominal value of the swapped liabilities is (pound)50 million. The Company owns all of the common securities of the Trust, all of the assets of which are the aforementioned subordinated debentures of the Company in the aggregate principal amount of $84.5 million.

       The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's payment obligations with respect to the preferred securities.

       In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures. Sums totaling (pound)402 million were contributed to the Company for newly issued shares and the Company made three US dollar loans, totaling $584 million ((pound)351 million) to Holdings UK on the same terms as the existing long-term debt and subordinated debentures. At March 31, 2001, the carrying value of these loans was (pound)410 million (Note 9). In consideration of entering into these loans and their related currency and interest rate swaps, the Company made premium payments (independently calculated as a fair arms-length value between unconnected parties) of $84 million ((pound)51 million) to Holdings UK. Of the premium payments, (pound)42 million is being amortized over the life of the respective loans and swaps, and (pound)9 million represented accrued interest.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


       As of March 31, 2001, sources of liquidity included a $520 million US commercial paper program, $503 million of which is supported by a swingline and revolving credit facility provided by a syndicate of banks. In addition, the Company had (pound)100 million committed and (pound)110 million uncommitted lines of credit with banks. The Company's existing facilities and cash position are expected to provide sufficient liquidity for working capital and capital expenditures through fiscal year 2002. As of March 31, 2001 the Company and WPD had drawn $445 million under the swingline and revolving credit facility and (pound)80 million under committed lines of credit with banks. Additionally, the Company held (pound)1 million in unrestricted cash.

       Excluding swap agreements between the Company and Holdings UK, at March 31, 2001, the Company and WPD have sterling interest rate swaps expiring between 2001 and 2012 with notional amounts totaling (pound)600 million, and cross currency swaps expiring between 2001 and 2007 with notional amounts totaling (pound)350 million

13. INVESTMENTS

       The Company's long-term investments accounted for under the cost method consist of its 7.69% ownership of Teesside Power Limited, the fair value of which is not readily determinable. The Company's (pound)10 million of short-term investments are classified as available-for-sale under SFAS No. 115, the fair value of which approximated cost at March 31, 2001.

14. COMMON STOCKHOLDER'S EQUITY

       The Company holds the entire share capital of WPD. The Company is primarily dependent upon dividends from WPD for its cash flow. WPD can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at WPD to allow for reasonable and necessary dividends from WPD, through operations, to be distributed to the Company. In the U.K., the Accounting Standards Board has recently issued a new accounting standard, Financial Reporting Standard ("FRS") 19 "Deferred Tax" ("FRS 19"), relating to the accounting treatment of deferred income tax. FRS 19, which replaces an earlier standard (SSAP 15), is mandatory for accounting periods ending on or after January 23, 2002 (though earlier adoption is encouraged), and will require full provision to be made for deferred tax assets and liabilities (SSAP 15 only required a partial provision basis); discounting of deferred tax liabilities will be permitted but is not mandatory. WPD will take advantage of the discounting option, but adoption of FRS 19 will significantly reduce WPD's distributable reserves. The directors of Distribution companies must also certify to the Regulator that it is reasonably foreseeable that the declaration of a dividend will not breach any license conditions. WPD has no reason to believe that a breach of its license would occur from declaring a reasonable dividend.

15. BUSINESS DEVELOPMENTS

       In September 1999, WPD completed the sale of its electricity supply business (known as `SWEB') and certain related activities, together with the name `SWEB', to London Electricity plc for (pound)160 million and the assumption by the purchaser of certain liabilities. The Company recorded an after tax gain on the sale of (pound)125 million in fiscal year 2000. In fiscal year 2001, issues relating to working capital and pension spin off value were resolved and a further (pound)7 million after tax gain was recorded.

       In October 2000, an affiliate acquired Hyder plc which owned numerous businesses including that which owned and operated the electricity network in South Wales. In March 2001, this business was transferred to the ownership of the Company's ultimate parent, WPD Holdings UK. The management of the Company and of WPD has become involved in the electricity business in South Wales, and this business will share a number of WPD key systems.

16. SUBSEQUENT EVENTS

       On April 2, 2001, Southern Company distributed their remaining 80% interest in Mirant Corporation, an indirect parent of the Company, to Southern Company's stockholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

                                                  MANAGEMENT

       The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 31, 2001:

       Name                                      Age           Position
------------                                    -------        -------------
Barney S. Rush...................................  48          Director, Chief Executive Officer
D. Charl S. Oosthuizen...........................  43          Director, Chief Financial and Accounting
                                                               Officer
Robert A. Symons.................................  48          Director
Maurice E. Fletcher..............................  51          Director
Richard F. Owen..................................  52          Director
Accentacross Limited.............................              Director
Mighteager Limited...............................              Director


       Barney S. Rush - Chief Executive Officer of the Company since October 1999. Mr. Rush currently serves as Chief Executive Officer of Mirant Corporation's Europe Group, a position he has held since August 1999, and he is also Senior Vice President of Mirant. He previously served as President of Southern Energy Development-Europe.

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

       Richard F. Owen - Director of the Company since April 2000. He currently serves as Vice President of Operations and Business Development of Mirant's European businesses. He previously served as Vice President of Operations and Business Development for the Caribbean region and South America.

     Accentacross Limited ("Accentacross") - Director of the Company since July 1996. Paul Champagne represented Accentacross at meetings of the Directors of the Company during the year. Mr. Champagne has represented Accentacross at meetings of the Directors of the Company since March 2000. From May 1999 to the present, Mr. Champagne has served as President of PPL Global.

     Mighteager Limited ("Mighteager") - Director of the Company since July 1996. Dale M. Kleppinger represented Mighteager at meetings of the Directors of the Company during the year. Mr. Kleppinger has represented Mighteager at meetings of the Directors of the Company since March 2000. From March 1999 to March 2000, Mr. Kleppinger served as Treasurer of WPD. From April 2000, Mr. Kleppinger has served as Director of Treasury at PPL Corporation.

       Accentacross and Mighteager were elected by PPLG to the board of the Company pursuant to a Shareholders' Agreement dated July 1, 1996 among Mirant Investments Europe UK, Inc. ("Mirant-Europe"), formerly Southern Electric International-Europe Inc., PPLG and Holdings and reaffirmed under a revised Shareholders' Agreement of June 18, 1998 (the "Shareholders' Agreement") between Mirant-Europe, PPLG and Holdings UK. The Shareholders' Agreement provides that holders of a majority of the A shares can appoint the majority of directors to the board and that holders of a majority of the B shares can appoint a number of directors that is one less than the number of directors that the holders of the A shares have the right to appoint. This applies not only to the board of directors of Holdings UK but also extends to the boards of Holdings and of the Company as wholly-owned subsidiaries of Holdings UK. During the period under review Holdings UK as holder of the B shares exercised this right to the extent of electing Accentacross and Mighteager to the board of the Company. During the year, Accentacross and Mighteager were represented on the board of directors of the Company by Messrs. Champagne and Kleppinger respectively.
                                     III-1

       From December 1, 2000, both parties were able to appoint an equal number of directors to the Boards of Holdings UK, Holdings Limited, and SIUK. Changes were made to the Board effective April 23, 2001, at which date Accentacross and Mighteager resigned and Robert W Burke, Paul Champagne, and Rick Klingensmith were appointed.

         Robert W. Burke - Vice President and Chief Counsel of PPL Global. Prior to joining PPL Global in 1996, he served as corporate counsel for Edison Mission Energy Company, where he was involved in the development and financing of generation facilities in the U.S. He was an associate with Hunton & Williams, where he represented independent power producers in regulatory and transactional matters. He earned a bachelor degree in history from Providence College and a master's degree and law degree from the University of Virginia.

         Paul Champagne - From May 1999 to the present, he has served as President of PPL Global. He joined PPL Global in 1995 as Vice President and Senior Development Officer. Prior to joining PPL, he served for six years in several business development roles at Edison Mission Energy Company, including Midwest Regional Manager. Earlier, as research engineer with the Research Triangle Institute in North Carolina, he consulted with the Electric Power Research Institute on technical and financial feasibility analysis. He earned a bachelor's degree in chemical engineering at the University of Illinois.

         Rick L. Klingensmith - Vice President - Finance of PPL Global responsible for all of PPL Global's financial activities. From February to August 2000, he was responsible for PPL Global's portfolio of businesses in the UK and Latin America. Prior to joining PPL Global in February 2000, he was manager of energy system assets and acquisitions at Air Products and Chemicals Inc. and, prior to that, was an engineer in the power systems group of Stone & Webster Engineering Corp. He earned a bachelor's of science degree in engineering science and mechanics from Pennsylvania State University and a master's degree in business administration from the Darden School of the University of Virginia.


Item 11.      EXECUTIVE COMPENSATION

       Accentacross and Mighteager did not receive compensation for their services as Directors of the Company. Messrs. Oosthuizen, Symons, and Fletcher have received, and will continue to receive, compensation in respect of services performed as WPD Officers, WPD being their primary employer and a subsidiary of the Company. They receive no cash or non-cash compensation as a result of these arrangements beyond that which they would otherwise receive from WPD for their services performed for WPD. Mr. Rush and Mr. Owen have received, and will continue to receive, compensation in respect of services performed in their capacity as an Officer of Mirant, their primary employer and an affiliate of the Company. Mr. Rush and Mr. Owen received no cash or non-cash compensation as a result of these arrangements beyond that which they would otherwise receive from Mirant for the services performed by them for Mirant.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of certain beneficial owners. The authorized share capital of the Company consists of 902,128,735 ordinary shares of (pound)1 each, all of which have been issued fully paid and are held by Holdings. Holdings is a wholly-owned subsidiary of Holdings UK. The following table sets forth, as of March 31, 2001, certain information regarding beneficial ownership of Holdings UK common stock held by each person known by the Company to own beneficially more than 10% of Holdings UK outstanding common stock.

                                     III-2


                            Name and Address                      Amount and Nature           Percent
                            of Beneficial                             of Beneficial                of
Title of Class              Owner                                         Ownership             Class
---------------           --------------------------------        ------------------          ------------

A Ordinary                  Mirant Corporation                       12,184,716 (1)              100%
                            1155 Perimeter Center West, Suite 100
                             Atlanta, Georgia 30338

B Ordinary                  PPL Corporation                          11,936,049 (2)              100%
                              2 North Ninth Street
                          Allentown, Pennsylvania 18101

C Ordinary                  PPL Corporation                             746,003 (2)              100%
                              2 North Ninth Street
                          Allentown, Pennsylvania 18101

D Ordinary                  PPL Corporation                           5,100,000 (2)              100%
                              2 North Ninth Street
                          Allentown, Pennsylvania 18101

E Ordinary                  Mirant Corporation                        4,900,000 (1)              100%
                            1155 Perimeter Center West, Suite 100
                             Atlanta, Georgia 30338


(1) Such shares are owned by Mirant Investments -Europe UK Limited, an indirect wholly-owned subsidiary of Mirant Corporation. (2) Such shares are owned by PPLG UK, an indirect wholly-owned subsidiary of PPL.


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

                                     III-3

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


         (2)    Financial Statement Schedules:

                Report of Independent Public Accountants as to Schedules for SIUK plc and Subsidiaries is included herein on page S-1

                Financial Statement Schedules for the Company are included herein on page S-2.


         (3)    Exhibits:

                Exhibits are listed in the Exhibit Index on page E-1 and E-2.

     (b) Reports on Form 8-K:

         The registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2001.

                                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, SIUK plc, a public limited company incorporated and existing under the laws of England and Wales, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 22nd day of June, 2001.

                           SIUK plc


                           By:     Barney S. Rush
                                   Chairman and Chief
                                   Executive Officer


                           By: /s/ ELIZABETH B. CHANDLER
                                   Elizabeth B.Chandler
                                   Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of SIUK plc in the capacities and on the date indicated:

              Signature                   Title                    Date

      BARNEY S. RUSH               Chairman and Chief
                                   Executive Officer


      D. CHARL S. OOSTHUIZEN       Chief Financial and
                                   Accounting Officer


      ROBERT A. SYMONS

      MAURICE E. FLETCHER

      RICHARD F. OWEN

      ROBERT W. BURKE

      PAUL CHAMPAGNE
                                      Directors
      RICK L. KLINGENSMITH


      /s/ ELIZABETH B. CHANDLER                                June 22, 2001
          Elizabeth B. Chandler
          Attorney-in-Fact

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To the Board of Directors of SIUK plc:

We have audited in accordance with generally accepted auditing standards, the financial statements of SIUK plc AND SUBSIDIARIES included in this report and have issued our report thereon dated June 21, 2001. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN

Bristol, England
June 22, 2001

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999

                                  (In Millions)

                                                                           Additions
                                                                  -------------------------------
                                                   Balance at       Charged        Charged to                      Balance
                                                    Beginning      (Credited)        Other                         at End of
                                                    of Period      to Income        Accounts      Deductions        Period
                                                      (pound)       (pound)          (pound)      (pound)           (pound)
                                                   -------------  --------------  ------------  -------------  --------------

 Provision for Uncollectable Accounts


     Year-Ended March 31, 1999................             9              2              -              (1)             10

     Year-Ended March 31, 2000................            10             (6)             -              (2)              2

     Year-Ended March 31, 2001................             2              3              -               -               5


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

     4.3 -- Deposit Agreement dated as of November 21, 1996 between the Company and Bankers Trust Company, as book-entry depositary. (Designated in Form S-4 Registration No.333-26939 as Exhibit 4.3.)

     4.4 -- Subordinated Debenture Indenture dated as of January 29, 1997, among the Company, Bankers Trust Company, as trustee, and Bankers Trust Luxembourg S.A., as paying agent and transfer agent. (Designated in Form S-4 Registration No. 333-26939 as
              Exhibit 4.1.)

     4.5 -- Certificate of Trust of Southern Investments UK Capital Trust I (Designated in Form S-4 Registration No.333-26939 as Exhibit 4.3.)

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

    10.5 -- Variations dated April 1, 1998, March 31, 1998 and March 31, 1998 to the Master Connection and Use of System Agreement dated as of March 30, 1990 among NGC and its users (including South Western Electricity plc)and to the Form of Supplemental Agreement between NGC and South Western Electricity plc. (Designated in Form 10-K for the year ended March 31, 1998 as Exhibit 10.6).

    10.6 -- Master Agreement dated as of October 25, 1995 among The National Grid Holding plc, NGC, South Western Electricity plc and the other RECs.(Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.6.)

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

     10.11 -- Services Agreement dated as of January 1, 1996 between Southern Electric International, Inc. (now Southern Energy, Inc.) and the Company.(Designated in Form S-1 Registration No. 333-09033 as
              Exhibit 10.10.)

     10.12 -- Services Agreement dated as of January 1, 1996 between Southern Electric International, Inc.(now Southern Energy, Inc.) and South Western Electricity plc. (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.11.)

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