Form 10-Q
period 2001-06-30
SIUK PLC
filed 2001-08-10
CIK 1019672

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

Commission      Registrant, State of Incorporation,     I.R.S. Employer
File Number     Address and Telephone Number            Identification No.
-----------     ------------------------------------    ------------------
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
Yes  X    No __
    ----
                   Description of                Shares Outstanding
Registrant         Common Stock                  at July 31, 2001
----------          ------------------------     ----------------

SIUK plc         Par Value(pound)1 Per Share      902,128,735





           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       The information presented in this quarterly report on Form 10-Q includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, the Company's future performance or its projected business results. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.

       Forward-looking  statements  are only  statements  of  intent,  belief or expectations. Actual events or results may differ materially from any forward-looking statement as a result of various factors. These factors include:
(i) legislative and regulatory issues; (ii) the Company's pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; (iii) the potential introduction of the Euro; (iv) changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; (v) political, legal and economic conditions and developments in which the Company and its subsidiaries operate; (vi) financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; (vii) the performance of projects undertaken by the Company or its subsidiaries and the success of efforts to invest in and develop new opportunities; and (viii) other factors, discussed elsewhere herein and in other reports (including the Company's Form 10-K filed June 22, 2001) filed from time to time by the Company with the SEC.

       Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, events, levels of activity, performance or achievements. The Company does not undertake a duty to update any of the forward-looking statements.

                            SIUK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (Stated in Millions)


                                                              For the Three Months Ended June 30,
                                                              -----------------------------------

                                                                  2001                     2000
                                                                  ----                     ----
                                                                       (Note A)

OPERATING REVENUES                                    (pound) 54         $ 76         (pound)54
COST OF SALES                                                  5            7                 6
                                                             ------      ------            ------
GROSS MARGIN                                                  49           69                48
                                                             ------      ------            ------
OPERATING EXPENSES:
    Maintenance                                                9           13                 8
    Depreciation and amortization                             10           14                11
    Selling, general, and administrative                       1            1                 3
                                                             ------      ------            ------
    Total operating expenses                                  20           28                22
                                                             ------      ------            ------
OPERATING INCOME                                              29           41                26
                                                             ------      ------            ------
OTHER INCOME (EXPENSE):
    Interest income from affiliated companies                  7           10                 5
    Interest expense                                         (14)         (20)              (13)
    Other, net                                                 2            3                 2
                                                             ------      ------            ------
    Total other expense                                       (5)          (7)               (6)
                                                             ------      ------            ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                       24           34                20

PROVISION FOR INCOME TAXES                                     9           13                 6
                                                             ------      ------            ------
NET INCOME                                            (pound) 15         $ 21         (pound)14
                                                             ======      ======            ======









The accompanying notes form an integral part of these condensed consolidated statements.

                            SIUK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Stated in Millions)

                                                                              For the Three Months Ended June 30,
                                                                              -----------------------------------

                                                                                  2001                 2000
                                                                                  ----                 ----
                                                                                       (Note A)
OPERATING ACTIVITIES:
    Net income                                                     (pound)   15         $   21   (pound) 14
    Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
      Depreciation and amortization                                          10             14           11
      Deferred income taxes                                                  (1)            (1)           1
      Changes in certain current assets and liabilities:
         Receivables, net                                                    13             18           10
         Accounts payable                                                    (5)            (7)           3
         Accrued income taxes                                                 8             11            5
         Other                                                                6              9           (5)
                                                                            ------        ------      ------
    Net cash provided by operating activities                                46             65           39
                                                                            ------        ------      ------
INVESTING ACTIVITIES:
    Capital expenditures                                                    (13)           (18)         (19)
    (Purchase) Sale of current asset investments                             (2)            (3)           2
    Repayment of loan to affiliated company                                  85            119            -
    Receipt of deferred contingent consideration                             16             23            -
                                                                            ------        ------      ------
    Net cash provided by (used in) investing activities                      86            121          (17)
                                                                            ------        ------      ------
FINANCING ACTIVITIES:
    Payments of common stock dividends                                       (4)            (6)          (4)
    Change in short-term borrowings                                         (82)          (115)         (18)
                                                                            ------        ------      ------
    Net cash used in financing activities                                   (86)          (121)         (22)
                                                                            ------        ------      ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    46             65            -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1              1            2
                                                                            ------        ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         (pound)   47         $   66    (pound) 2
                                                                            ======        ======      ======

SUPPLEMENTAL CASH FLOW INFORMATION:


    Cash paid during the period for:
             Interest                                              (pound)   12         $   17    (pound)10
             Income taxes                                          (pound)    3         $    4    (pound) -











The accompanying notes form an integral part of these condensed consolidated statements.

                            SIUK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)

                                     ASSETS

                                                                           At June 30, 2001        At March 31,
                                                                           ----------------        ------------
                                                                              (Unaudited)               2001
                                                                              -----------               ----
                                                                                      (Note A)

PROPERTY, PLANT, AND EQUIPMENT                                    (pound) 1,551       $ 2,184  (pound) 1,539
    Less accumulated depreciation                                           257           362            247
                                                                          ------       ------          ------
    Total                                                                 1,294         1,822          1,292
                                                                          ------       ------          ------

OTHER ASSETS:
    Investments                                                              15            21             15
    Prepaid pension cost                                                    174           245            170
    Goodwill (Notes A and B)                                                158           223            158
    Loans to affiliated company                                             414           582            410
    Derivative hedging instruments (Note F)                                  45            63             56
    Premium in respect of loans to affiliated
       company and related hedges, net of
       accumulated amortization of(pound)22 ($31)
       at June 30, 2001 and(pound)20 at March 31, 2001                       20            28             22
                                                                          ------       ------          ------
    Total                                                                   826         1,162            831
                                                                          ------       ------          ------
CURRENT ASSETS:
    Cash and cash equivalents                                                47            66              1
    Investments                                                              12            17             10
    Receivables:
        Customer accounts, less provision for uncollectables
            of(pound)4 ($6) at June 30, 2001 and(pound)5 at
            March 31, 2001                                                   31            44             43
        Loan to affiliated company                                            -             -             85
        Other                                                                22            31             20
    Materials and supplies                                                    5             7              5
    Accrued deferred contingent consideration                                 -             -             16
    Derivative hedging instruments (Note F)                                  24            34             25
    Prepayments                                                              12            17             13
                                                                          ------       ------          ------
    Total                                                                   153           216            218
                                                                          ------       ------          ------

TOTAL ASSETS                                                      (pound) 2,273       $ 3,200  (pound) 2,341
                                                                          ======       ======          ======










The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            SIUK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)

                      STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                                         At June 30, 2001        At March 31,
                                                                                         ----------------        ------------
                                                                                            (Unaudited)               2001
                                                                                            -----------               ----
                                                                                                     (Note A)

STOCKHOLDER'S EQUITY:
    Common stock, par value(pound)1 per share, 902,128,735
       shares authorized, issued and outstanding                                    (pound)   902      $ 1,269  (pound) 902
    Accumulated other comprehensive loss (Note C)                                             (11)         (15)         (16)
    Retained deficit                                                                          (47)         (66)         (58)
                                                                                            ------       ------       ------
    Total                                                                                     844        1,188          828
                                                                                            ------       ------       ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
    OF SIUK CAPITAL TRUST I HOLDING COMPANY JUNIOR SUBORDINATED DEBENTURES                     58           82           58

 COMMITMENTS AND CONTINGENT MATTERS (NOTE G)

NON-CURRENT LIABILITIES:
    Long-term debt                                                                            236          332          234
    Accumulated deferred income taxes                                                         420          591          419
    Derivative hedging instruments (Note F)                                                    57           80           75
    Miscellaneous                                                                              10           14           10
                                                                                            ------      ------       ------
    Total                                                                                     723        1,017          738
                                                                                            ------      ------       ------
CURRENT LIABILITIES:
    Current portion of long-term debt                                                         119          168          118
    Notes payable to banks                                                                    330          465          387
    Notes payable to affiliated company                                                         1            1           26
    Other notes payable                                                                         4            6            4
    Accounts payable                                                                            2            3            6
    Accrued income taxes                                                                       54           76           46
    Interest accrued                                                                           11           15            9
    Derivative hedging instruments (Note F)                                                    29           41           29
    Miscellaneous                                                                              98          138           92
                                                                                            ------       ------       ------
    Total                                                                                     648          913          717
                                                                                            ------       ------       ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                                          (pound) 2,273      $ 3,200 (pound)2,341
                                                                                            ======       ======       ======







The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            SIUK plc and SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(A)    Accounting and Reporting Policies

       Basis of Accounting. These condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K for the year ended March 31, 2001. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the entire year.

       The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States ("US GAAP"). They have not been prepared in accordance with the policies of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, Western Power Distribution (South West) plc ("WPD South West"), formerly South Western Electricity plc, is not subject to rate regulation, but rather, is subject to price cap regulation and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 often contain certain deferred items which have not been included in rates charged to customers in compliance with the respective regulatory authority rulings, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying consolidated financial statements of the Company do not contain such deferrals.

       US Dollar Presentation. Solely for the convenience of the reader, certain pounds sterling amounts included in the consolidated financial statements have been translated into US dollars at the exchange rate of $1.4077 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 2001. This presentation has not been translated in accordance with SFAS No. 52, "Foreign Currency Translation".

       Accounting Change. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. The Company adopted early application of the provisions of SFAS No. 142 effective from April 1, 2001, the results of which are disclosed in note B.

(B)    Goodwill and Other Intangible Assets - Adoption of Statement 142

                                           Three Months Ended
                                           ------------------
                                                June 30,
                                                --------
  (In millions)                               2001       2000
                                            ------       ------

  Reported net income................ (pound) 15 (pound)  14
  Add back: Goodwill amortization....          -           1
                                            ------       ------
  Adjusted net income................ (pound) 15   (pound)15
                                            ======       ======

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(C)    Comprehensive Income (Loss)

       Comprehensive income includes unrealized gains and losses on certain derivatives which qualify as cash flow hedges. The following table sets forth the comprehensive income for the three months ended June 30, 2001 (in millions):

                                                   Three Months Ended
                                                   ------------------
                                                        June 30,
                                                        --------
                                                      2001      2000
                                                     -----     ------

       Net income......................     (pound)  15   (pound) 14
       Other comprehensive income......               5            -
                                                     -----     -------
       Comprehensive income............     (pound)  20   (pound) 14
                                                     =====     =======

       Because the derivative instruments are valued on market indices the Company anticipates that the volatility of other comprehensive income will increase.

       Accumulated other comprehensive income for the three months ended June 30, 2001 consisted of the following, net of tax (in millions):

        Balance, March 31, 2001.............................   (pound)     (16)

        Other comprehensive income for the period:
          Change in fair value of derivative instruments....                 4
          Reclassification to earnings......................                 1
                                                                        -------
        Other comprehensive income..........................                 5
                                                                        -------
        Balance, June 30, 2001..............................   (pound)     (11)
                                                                        =======

       The Company estimates that (pound)3 million of net derivative after-tax losses included in OCI as of June 30, 2001 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to interest payments become realized, and principal repayments of foreign currency denominated debt are made.

(D)    Retained deficit

       The Company shows a retained deficit primarily due to dividends in the amount of (pound)191 million being declared and paid by the Company during the fiscal year 1996 as proceeds from the sale of WPD South West's shares in The National Grid Group plc provided cash in addition to that provided from operations. In addition, the first budget of the Labour government included a "one-off windfall levy on the excess profits of the privatized utilities"; WPD South West's liability was assessed at (pound)90 million during fiscal year 1998.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(E)    Debt

       As of June 30, 2001, sources of liquidity included a $520 million US commercial paper program, $503 million of which is supported by a swingline and revolving credit facility provided by a syndicate of banks. In addition, the Company had (pound)100 million committed and (pound)110 million uncommitted lines of credit with banks. The Company's existing facilities and cash position, along with any new facilities to be arranged, are expected to provide sufficient liquidity for working capital and capital expenditures through fiscal year 2002. As of June 30, 2001 the Company and WPD South West had drawn $351 million under the swingline and revolving credit facility and (pound)60 million under committed lines of credit with banks. Additionally, the Company held (pound)47 million in unrestricted cash.

(F)    Financial Instruments

       Derivative Hedging Instruments

       The Company uses derivative instruments to manage exposures arising from changes in interest rates and foreign currency exchange. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

       Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three months ended June 30, 2001, (pound)1 million of pre-tax derivative losses was reclassified to other income/expense. The maximum term over which the Company is hedging exposures to the variability of cash flows is through 2012.

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

(G)    Commitments and Contingent Matters

       The Company and WPD South West are routinely party to legal proceedings arising in the ordinary course of business which are not material, either individually or in aggregate. Neither the Company nor WPD South West is a party to any material legal proceedings nor are they currently aware of any threatened material legal proceedings.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

       Pension Issue. The Electricity Supply Pension Scheme ("ESPS") provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the U.K. The majority of WPD South West's employees are ESPS members. WPD South West faces potential regulatory issues related to the use of pension surplus which was primarily utilized to offset the cost of providing early pensions to terminated employees. An independent pension arbitrator has issued a ruling directing that another industry employer should refund such amounts with interest to the ESPS. This ruling was appealed to the House of Lords who, in April 2001, upheld the employer's appeal. It is understood that the complainants are considering whether to appeal to a European Court. The Company cannot provide assurance that WPD South West will not be required to refund to the ESPS any amounts previously used to fund early retirement costs, which management estimates to be approximately (pound)24 million. Under SFAS No. 87 "Employers' Accounting for Pensions", the Company does not anticipate any immediate impact to its net income should such a payment be required.

(H)    Segment Reporting

       The Company's  principal  business  segment is electricity  distribution, which involves the transfer of electricity from the high voltage transmission system, and its delivery, across lower voltage distribution systems, to consumers. Included in "Other" are ancillary business activities that generally support WPD South West's distribution business, including electricity generation for standby purposes, property and telecommunications, as well as corporate items not allocated to distribution. Interest and income taxes are wholly allocated to "Other" and are disclosed in the Consolidated Statements of Income.

                                             Distribution        Other       Eliminations     Consolidated
                                             ------------        -----       ------------     ------------
                                                                       (in millions)
       Three Months Ended June 30, 2001:
       ---------------------------------
       Operating revenues                (pound)   50     (pound)   5        (pound)(1)    (pound)   54
       Segment operating income                    27               2                -               29

       Total assets at June 30, 2001     (pound)1,627     (pound) 646        (pound) -     (pound)2,273

       Three Months Ended June 30, 2000:
       ---------------------------------
       Operating revenues                (pound)   51     (pound)   4        (pound)(1)    (pound)   54
       Segment operating income                    24               2                -               26

       Total assets at March 31, 2001    (pound)1,627     (pound) 714        (pound) -     (pound)2,341



                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        FIRST QUARTER FISCAL YEAR 2002 vs. FIRST QUARTER FISCAL YEAR 2001


Overview

         The Company is a wholly owned indirect subsidiary of WPD Holdings UK. Economic ownership of WPD Holdings UK is 49% indirectly by Mirant and 51% indirectly by PPL. Until December 1, 2000, Mirant had management control of the group; from that date management control has been equally shared.

       The Company's principal operating subsidiary is Western Power Distribution (South West) plc ("WPD South West"), formerly South Western
Electricity plc. WPD South West's principal activity is electricity distribution, which involves the transfer of electricity from the national transmission system to end users' premises in an area covering approximately 5,560 square miles in the southwest of England. WPD South West's distribution network consists of approximately 18,000 miles of overhead lines and 12,000 miles of underground cable, and is connected to approximately 1.4 million end users.

       On March 16, 2001, ownership of Western Power Distribution (South Wales) plc ("WPD South Wales"), formerly South Wales Electricity plc, was transferred from WPD Limited, a company owned jointly by subsidiaries of Mirant and PPL, to WPD Holdings UK. The combination of the WPD South West and WPD South Wales distribution businesses is expected to deliver significant savings in overhead costs, particularly in respect of information technology where the incremental cost of a second distribution business is relatively low. Other savings are expected in purchase efficiency.

Results of operations

       Significant income statement items appropriate for discussion include the following:

                                                            Increase (Decrease)
                                                    ----------------------------
                                                              First Quarter
                                                         (in millions)       %
Operating expenses
   Selling, general, and administrative..............            (2)       (67)
Other Income (expense)
   Interest income from affiliated companies.........             2         40
Provision for income taxes...........................             3         50

Operating expenses. Operating expenses for the three months ended June 30, 2001 were (pound)20 million, a decrease of (pound)2 million over the same period in 2000. The following factor was responsible for the decrease in operating expenses:

o Selling, general and administrative expense for the three months ended June 30, 2001 was (pound)1 million compared to (pound)3 million for the same period in 2000. The first quarter decrease is primarily attributed to the impact on WPD South West of operating cost synergies derived on combining the distribution operations of WPD South West and WPD South Wales. Expenses for both fiscal years are reduced by the impact of a pension credit as required by SFAS No. 87, "Employers' Accounting for Pensions".

                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other Income (Expense). Other expense for the three months ended June 30, 2001 was (pound)5 million compared to other expense of (pound)6 million from the same period in 2000. This change of (pound)1 million was primarily due to:

o Interest income from affiliated companies for the three months ended June 30, 2001 was (pound)7 million compared to (pound)5 million for the same period of 2000. This increase of (pound)2 million for the quarter was due to interest receivable on an (pound)85 million loan made to WPD Limited during the second quarter of fiscal year 2001 to part finance WPD Limited's acquisition of Hyder plc.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2001 was (pound)9 million, an increase of (pound)3 million for the same period in 2000. The increase is primarily due to higher income before tax.

New Accounting Pronouncements

       In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. The Company adopted early application of the provisions of SFAS No. 142 effective from April 1, 2001.

                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

       Cash provided by operating activities totaled (pound)46 million for the three months ended June 30, 2001 as compared to (pound)39 million for the same period last year. This increase is primarily due to the receipt of accrued interest on an (pound)85 million loan to WPD Limited, to part finance WPD Limited's acquisition of Hyder plc. The loan was made during the second quarter of fiscal year 2001. On May 3, 2001, the loan was assigned to WPD Holdings UK. On June 22, 2001, the Company received (pound)90 million from WPD Holdings UK representing repayment of the loan principal and (pound)5 million accrued interest from the date of inception.

       Cash provided by investing activities totaled (pound)86 million for the three months ended June 30, 2001 as compared to cash used in of (pound)17 million for the same period in 2000. During the three months ended June 30, 2001, WPD South West incurred expenditure of (pound)13 million on property, plant, and equipment, largely in respect of the distribution network. This compared with (pound)19 million for the same period last year. As discussed above, the (pound)85 million loan principal to WPD Limited was repaid following reassignment of the loan from the Company to WPD Holdings UK. On April 6, 2001, (pound)16 million deferred contingent consideration was received relating to the sale of The National Grid Holding plc shares in fiscal year 1996. Reference is made to the "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations" section of the Company's Form 10-K filed June 22, 2001, for further information.

       Cash used in financing activities totaled (pound)86 million for the three months ended June 30, 2001 as compared to (pound)22 million for the same period in 2000. The increase is primarily attributable to a reduction in short-term borrowings following reassignment of the loan made to WPD Limited and subsequent (pound)90 million repayment by WPD Holdings UK. The cash received was used to reduce short-term borrowings by (pound)44 million and the remaining (pound)46 million was placed on short-term deposit pending the maturity of certain short-term borrowings.

       The Company expects its cash and financing needs over the next several years to be met through a combination of cash flows from operations and debt financings.

       As of June 30, 2001, sources of liquidity included a $520 million US commercial paper program, $503 million of which is supported by a swingline and revolving credit facility provided by a syndicate of banks. In addition, the Company had (pound)100 million committed and (pound)110 million uncommitted lines of credit with banks. The Company's existing facilities and cash position, along with any new facilities to be arranged, are expected to provide sufficient liquidity for working capital and capital expenditures through fiscal year 2002. As of June 30, 2001 the Company and WPD South West had drawn $351 million under the swingline and revolving credit facility and (pound)60 million under committed lines of credit with banks. Additionally, the Company held (pound)47 million in unrestricted cash.

       Demand for electricity in Great Britain, in general, and in WPD South West's Authorized Area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. WPD South West balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       The Company holds the entire share capital of WPD South West. The Company is primarily dependent upon dividends from WPD South West for its cash flow. WPD South West can pay dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that sufficient distributable reserves will continue to exist at WPD South West to allow for reasonable and necessary dividends from WPD South West, through operations, to be distributed to the Company. In the U.K., the Accounting Standards Board has recently issued a new accounting standard, Financial Reporting Standard ("FRS") 19 "Deferred Tax" ("FRS 19"), relating to the accounting treatment of deferred income tax. FRS 19, which replaces an earlier standard (SSAP 15), is mandatory for accounting periods ending on or after January 23, 2002 (though earlier adoption is encouraged), and will require full provision to be made for deferred tax assets and liabilities (SSAP 15 only required a partial provision basis); discounting of deferred tax liabilities will be permitted but is not mandatory. WPD South West will take advantage of the discounting option, but adoption of FRS 19 will significantly reduce WPD South West's distributable reserves. The directors of distribution companies must also certify to the Regulator that it is reasonably foreseeable that the declaration of a dividend will not breach any license conditions. WPD South West has no reason to believe that a breach of its license would occur from declaring a reasonable dividend.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to market risks, including changes in interest rates, and currency exchange rates. To manage the volatility attributable to these exposures, the Company has entered into various derivative transactions, the sole purpose of which is to hedge exposure in these areas.

       The  Company   utilizes   interest  rate  swaps  to  hedge  certain  debt
obligations. These swaps are designated as hedges of specific debt issuances.

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

       Excluding swap agreements between the Company and WPD Holdings UK, at June 30, 2001, the Company and WPD South West had sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totaling (pound)600 million, and had cross currency swaps expiring between 2001 and 2007, with notional amounts totaling (pound)350 million.

Additional Factors that Could Affect Future Performance

       In addition to the discussion of certain risks in the Management's Discussion and Analysis of Results of Operations and Financial Condition and the notes to the condensed consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations) are set forth below.

Effect of Government Regulation

       The Company's operations are subject to extensive governmental regulation. To comply with these legal requirements, which include laws, rules and regulations relating to competition, health and safety, and environmental and anti-pollution concerns, among other matters, may require the expenditure of considerable sums. The standards imposed by such environmental and anti-pollution regulations may also increase with time and impose more onerous obligations and liabilities on the Company in the future. In particular, government regulation imposes certain performance standards. The performance of WPD South West's network is related to a number of performance criteria, including (i) availability (the number of minutes each end user is without supply), (ii) security (the frequency of supply interruption), and (iii) quality of service (e.g., restoration of supply within a certain time after interruption). Compliance with these criteria requires the expenditures of considerable sums and the implementation of various initiatives. The Company may also be exposed to compliance risks from existing and future facilities.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Price Regulation of Distribution

       The operations of WPD South West are regulated under its Public Electricity Supply license (a "PES license"), pursuant to which income generated by the distribution business is subject to a price cap regulatory framework that provides economic incentives to increase efficiency and reduce costs while maintaining an appropriate quality of supply and enabling the company to finance new investments and provide a return to investors.

       In December 1999, the U.K. electricity industry Regulator published final price proposals for distribution price control for the 12 regional electricity distribution businesses in England and Wales, including WPD South West. For WPD South West, those proposals represented a 20% reduction to distribution prices effective April 1, 2000, followed by reductions in real terms of 3% each year from April 1, 2001. This price control is scheduled to operate until March 31, 2005.

       There can be no assurance that these price reductions, and potential further reductions following additional reviews in the future, will not adversely affect the Company's profitability and the value of its securities.

Changes in Technology May Significantly Impact the Company's Business by Making Its Distribution Network Less Competitive

       The Company's business is presently focused on distributing power from central power plants. Research and development activities are, however, ongoing to seek improvements in alternative electricity generation methods, most notably fuel cells, microturbines, windmills, and photovoltaic (solar) cells. It is possible that advances will reduce the cost of alternative methods of electricity production (perhaps in combination with tax or regulatory incentives favoring such alternative methods of electricity production) to a level that is equal to or below that of most central station electric production. If this were to happen, WPD South West's distribution network might need to be reconfigured, and the value of WPD South West's distribution network may be significantly impaired.

The Company's Facilities May Not Operate as Planned, Which May Lead to Poor Financial Performance

       The Company's operations involve many risks, including the breakdown or failure of distribution equipment or other equipment or processes, labor disputes, fuel interruption, adverse impact from the plant of connected parties, and operating performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt both generation and transmission delivery systems. Operation of WPD South West's distribution network below expected efficiency levels may result in lost revenues or increased expenses, including higher maintenance costs and penalties.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings.

(1) Reference  is made to the  Notes to the  Consolidated  Financial  Statements
    herein  for   information   regarding   certain  legal  and   administrative
    proceedings in which the Company is involved.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.
    ---------

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

          SIUK plc





     By   /s/ R. A. Symons
          R. A. Symons
          Director





     By   /s/ D. C. S. Oosthuizen
          D. C. S. Oosthuizen
          Director, Chief Financial and Accounting Officer





                                                           Date: August 10, 2001