Form 10-Q
period 2001-09-30
SIUK PLC
filed 2001-11-09
CIK 1019672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

Commission       Name of Registrant, State of Incorporation,   I.R.S. Employer
File Number            Address and Telephone Number           Identification No.
------------     ------------------------------------------   ------------------
 333-09033                          SIUK plc                         None
                         (Registered in England & Wales)
                                    Avonbank
                                   Feeder Road
                                     Bristol
                                   BS2 0TB, UK
                               (01144) 117 9332000

                            -------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                            -------------------------


       The number of shares outstanding of the Registrant's Common Stock, par value (pound)1 per share, at October 31, 2001, was 902,128,735.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       The information presented in this quarterly report on Form 10-Q includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or projected business results. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

     o    legislative  and  regulatory   initiatives   regarding   deregulation,
          regulation or restructuring of the electric utility industry;

     o    the extent and timing of the entry of additional competition;

     o our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;

     o changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject;

     o political, legal, market, and economic conditions and developments in which the Company and its subsidiaries operate;

     o    financial market conditions and the results of our financing efforts;

     o    changes in commodity prices and interest rates;

     o    weather and other natural phenomena;

     o performance of our projects undertaken and the success of our efforts to invest in and develop new opportunities;

     o the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist attacks on September 11, 2001 or any other terrorist actions or responses to such actions;

     o the direct and indirect effects on our business resulting from the inability of significant energy market participants to perform on their delivery or payment obligations to us, or to a third party; and

     o other factors, discussed elsewhere herein and in other reports (including our Form 10-K filed on June 22, 2001, and our Form 10-Q filed on August 9, 2001) described from time to time in our filings with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake a duty to update any of the forward-looking statements.

                            SIUK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (Stated in Millions)


                                                      For the Three Months Ended September 30,

                                                                2001                 2000
                                                                ----                 ----
                                                                  (Note A)

OPERATING REVENUES                                   (pound) 52      $ 77       (pound) 49
COST OF SALES                                                 4         6                6
                                                         ------    ------           ------
GROSS MARGIN                                                 48        71               43
                                                         ------    ------           ------
OPERATING EXPENSES:
    Maintenance                                              10        15                9
    Depreciation and amortization                            10        15               12
    Selling, general, and administrative                      5         7                7
    Pension cost                                             (6)       (9)              (4)
                                                         ------    ------           ------
    Total operating expenses                                 19        28               24
                                                         ------    ------           ------
OPERATING INCOME                                             29        43               19
                                                         ------    ------           ------
OTHER INCOME (EXPENSE):
    Interest income                                           1         1                -
    Interest income from affiliated companies                 8        12                5
    Interest expense                                        (15)      (22)             (14)
    Other, net                                                -         -                2
                                                         ------    ------           ------
    Total other expense                                      (6)       (9)              (7)
                                                         ------    ------           ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                      23        34               12

PROVISION FOR INCOME TAXES                                    2         3                4
                                                         ------    ------           ------
NET INCOME FROM CONTINUING OPERATIONS                        21        31                8

DISCONTINUED OPERATIONS:
    Gain on disposal of electricity supply business
    (less applicable income taxes of(pound)nil
    ($nil), and(pound)1)                                      -         -                4
                                                         ------    ------           ------
NET INCOME                                           (pound) 21      $ 31       (pound) 12
                                                         ======    ======           ======


 The accompanying notes form an integral part of these condensed consolidated statements

                            SIUK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (Stated in Millions)

                                                         For the Six Months Ended September 30,

                                                                 2001                 2000
                                                                 ----                 ----
                                                                   (Note A)

OPERATING REVENUES                                   (pound) 106     $ 156      (pound) 103
COST OF SALES                                                  9        13               12
                                                          ------    ------           ------
GROSS MARGIN                                                  97       143               91
                                                          ------    ------           ------
OPERATING EXPENSES:
    Maintenance                                               19        28               17
    Depreciation and amortization                             20        29               23
    Selling, general, and administrative                      11        16               15
    Pension cost                                             (11)      (16)              (9)
                                                          ------    ------           ------
    Total operating expenses                                  39        57               46
                                                          ------    ------           ------
OPERATING INCOME                                              58        86               45
                                                          ------    ------           ------
OTHER INCOME (EXPENSE):
    Interest income                                            1         1                -
    Interest income from affiliated companies                 15        22               10
    Interest expense                                         (29)      (43)             (27)
    Other, net                                                 2         3                4
                                                          ------    ------           ------
    Total other expense                                      (11)      (17)             (13)
                                                          ------    ------           ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                       47        69               32

PROVISION FOR INCOME TAXES                                    11        16               10
                                                          ------    ------           ------
NET INCOME FROM CONTINUING OPERATIONS                         36        53               22

DISCONTINUED OPERATIONS:
    Gain on disposal of electricity supply business
    (less applicable income taxes of(pound)nil
    ($nil), and(pound)1)                                       -         -                4
                                                          ------    ------           ------
NET INCOME                                            (pound) 36      $ 53       (pound) 26
                                                          ======    ======           ======





 The accompanying notes form an integral part of these condensed consolidated statements


                            SIUK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Stated in Millions)

                                                                       For the Six Months Ended September 30,

                                                                                2001                  2000
                                                                                ----                  ----
                                                                                  (Note A)
OPERATING ACTIVITIES:
    Net income                                                      (pound)  36      $ 53       (pound) 26
    Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
      Gain on disposal of electricity supply business                         -         -               (4)
      Depreciation and amortization                                          20        29               23
      Deferred income taxes                                                   2         3                3
      Changes in certain current assets and liabilities:
         Receivables, net                                                    10        15               18
         Accounts payable                                                     -         -                2
         Accrued income taxes                                                 5         7                5
         Other                                                                4         6              (32)
                                                                         ------    ------           ------
    Net cash provided by operating activities                                77       113               41
                                                                         ------    ------           ------
INVESTING ACTIVITIES:
    Capital expenditures                                                    (30)      (44)             (35)
    Sale of current asset investments                                         1         1                2
    Loan to affiliated company                                               85       125              (85)
    Receipt of deferred contingent consideration                             16        24                -
                                                                         ------    ------           ------
    Net cash provided by (used in) investing activities                      72       106             (118)
                                                                         ------    ------           ------
FINANCING ACTIVITIES:
    Payments of common stock dividends                                      (14)      (21)             (15)
    Repayment of long term debt                                               -         -               (1)
    Change in short-term borrowings                                        (131)     (192)              93
                                                                         ------    ------           ------
    Net cash (used in) provided by financing activities                    (145)     (213)              77
                                                                         ------    ------           ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     4         6                -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1         1                2
                                                                         ------    ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          (pound)   5     $   7       (pound)  2
                                                                         ======    ======           ======

SUPPLEMENTAL CASH FLOW INFORMATION:


    Cash paid during the period for:
             Interest                                             (pound)    30     $  44       (pound) 27
             Income taxes                                         (pound)     5     $   7       (pound)  4




The accompanying notes form an integral part of these condensed consolidated statements.

                            SIUK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)

                                     ASSETS

                                                                       At September 30, 2001     At March 31,
                                                                       ---------------------     ------------
                                                                            (Unaudited)               2001
                                                                            -----------               ----
                                                                                     (Note A)

PROPERTY, PLANT, AND EQUIPMENT                                    (pound) 1,568       $ 2,304  (pound) 1,539
    Less accumulated depreciation                                           268           394            247
                                                                         ------       -------         ------
    Total                                                                 1,300         1,910          1,292
                                                                         ------       -------         ------

OTHER ASSETS:
    Investments                                                              15            22             15
    Prepaid pension cost                                                    180           265            170
    Goodwill (Notes A and B)                                                158           232            158
    Loans to affiliated company                                             397           583            410
    Derivative hedging instruments (Note F)                                  53            78             56
    Premium in respect of loans to affiliated company
      and related hedges, net of accumulated amortization
      of(pound)23 ($34) at September 30, 2001 and(pound)20
      at March 31, 2001                                                      19            28             22
                                                                         ------       -------         ------
    Total                                                                   822         1,208            831
                                                                         ------       -------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                 5             7              1
    Investments                                                               9            13             10
    Receivables:
        Customer accounts, less provision for uncollectables
        of(pound)3 ($4) at September 30, 2001 and(pound)5 at
        March 31, 2001                                                       32            47             43
        Loan to affiliated company                                            -             -             85
        Other                                                                24            35             20
    Materials and supplies                                                    6             9              5
    Accrued deferred contingent consideration                                 -             -             16
    Derivative hedging instruments (Note F)                                  21            31             25
    Prepayments                                                              14            21             13
                                                                         ------       -------         ------
    Total                                                                   111           163            218
                                                                         ------       -------         ------

TOTAL ASSETS                                                      (pound) 2,233       $ 3,281  (pound) 2,341
                                                                         ======       =======         ======





The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            SIUK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)

                      STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                      At September 30, 2001     At March 31,
                                                                      ---------------------     ------------
                                                                           (Unaudited)               2001
                                                                           -----------               ----
                                                                                    (Note A)

STOCKHOLDER'S EQUITY:
    Common stock, par value(pound)1 per share, 902,128,735
      shares authorized, issued and outstanding                  (pound)   902       $ 1,325    (pound) 902
    Accumulated other comprehensive loss (Note C)                          (15)          (22)           (16)
    Retained deficit                                                       (36)          (53)           (58)
                                                                        ------       -------         ------
    Total                                                                  851         1,250            828
                                                                        ------       -------         ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SIUK CAPITAL TRUST I HOLDING COMPANY
  JUNIOR SUBORDINATED DEBENTURES                                            56            82             58

 COMMITMENTS AND CONTINGENT MATTERS (NOTE G)

NON-CURRENT LIABILITIES:
    Long-term debt                                                         226           332            234
    Accumulated deferred income taxes                                      423           621            419
    Derivative hedging instruments (Note F)                                 68           100             75
    Miscellaneous                                                           10            15             10
                                                                        ------       -------         ------
    Total                                                                  727         1,068            738
                                                                        ------       -------         ------
CURRENT LIABILITIES:
    Current portion of long-term debt                                      114           168            118
    Notes payable to banks                                                 280           412            387
    Notes payable to affiliated company                                      1             1             26
    Other notes payable                                                      4             6              4
    Accounts payable                                                         7            10              6
    Accrued income taxes                                                    51            75             46
    Interest accrued                                                         8            12              9
    Derivative hedging instruments (Note F)                                 28            41             29
    Miscellaneous                                                          106           156             92
                                                                        ------       -------         ------
    Total                                                                  599           881            717
                                                                        ------       -------         ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                       (pound) 2,233       $ 3,281  (pound) 2,341
                                                                        ======       =======         ======



The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            SIUK plc and SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(A)  Accounting and Reporting Policies

     Basis of Accounting. These unaudited condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K for the year ended March 31, 2001. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the entire year.

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

     US Dollar Presentation. Solely for the convenience of the reader, certain pounds sterling amounts included in the consolidated financial statements have been translated into US dollars at the exchange rate of $1.4691 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 2001. This presentation has not been translated in accordance with SFAS No. 52, "Foreign Currency Translation".

     Accounting Changes. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. The Company adopted early application of the provisions of SFAS No. 142 effective from April 1, 2001, the results of which are disclosed in note B.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the financial statement impact of this statement but has not yet determined the final impact.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the financial impact of this statement but has not yet determined the final impact.


(B)  Goodwill and Other Intangible Assets - Adoption of Statement 142

                                                       Three Months Ended          Six Months Ended
                                                          September 30,              September 30,
       (In millions)                                    2001          2000         2001          2000
                                                        ----          ----         ----          ----
       Reported net income......................  (pound) 21    (pound) 12   (pound) 36    (pound) 26
       Add back: Goodwill amortization..........           -             1            -             2
                                                       -----        ------        -----        ------
       Adjusted net income......................  (pound) 21    (pound) 13   (pound) 36    (pound) 28
                                                       =====        ======        =====        ======

(C)  Comprehensive Income (Loss)

     Comprehensive income includes unrealized gains and losses on certain derivatives which qualify as cash flow hedges. The following table sets forth the comprehensive income for the three and six months ended September 30, 2001 and 2000 (in millions):

                                                                Three Months Ended            Six Months Ended
                                                                   September 30,                September 30,
                                                                2001            2000         2001           2000
                                                                ----            ----         ----           ----
       Net income.............................           (pound)  21    (pound)   12   (pound) 36    (pound)  26
       Other comprehensive (loss) income......                    (4)              -            1              -
                                                             -------          ------       ------         ------
       Comprehensive income...................           (pound)  17    (pound)   12   (pound) 37    (pound)  26
                                                             =======          ======       ======         ======

       Accumulated other comprehensive loss consisted of the following, net of tax (in millions):

       Balance, March 31, 2001............................  (pound)     (16)

       Other comprehensive income for the period:
         Change in fair value of derivative instruments...               (1)
         Reclassification to earnings.....................                2
                                                                      -----
       Other comprehensive income.........................                1
                                                                      -----
       Balance, September 30, 2001........................      (pound) (15)
                                                                      =====

     The Company estimates that (pound)3 million of net derivative after-tax losses included in OCI as of September 30, 2001 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to interest payments become realized, and principal repayments of foreign currency denominated debt are made.

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


(E)  Debt

     As of September 30, 2001, sources of liquidity included a $520 million US commercial paper program, $503 million of which is supported by a swingline and revolving credit facility provided by a syndicate of banks. In addition, the Company had (pound)100 million committed and (pound)95 million uncommitted lines of credit with banks. The Company's existing facilities and cash position, along with any new facilities to be arranged, are expected to provide sufficient liquidity for working capital and capital expenditures through fiscal year 2002. As of September 30, 2001 the Company and WPD South West had drawn $310 million under the swingline and revolving credit facility and (pound)50 million under committed lines of credit with banks. Additionally, the Company held (pound)5 million in unrestricted cash.

     The Company's 6.375% Notes, with a nominal value of $168 million, mature on November 15, 2001. It is intended that the repayment will be funded through a reduction in loans due from an affiliate, WPD Holdings UK. At September 30, 2001, WPD Holdings UK had a cash balance of (pound)125 million ($184 million).


(F)  Financial Instruments

     Derivative Hedging Instruments

     The Company uses derivative instruments to manage exposures arising from changes in interest rates and foreign currency exchange. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three and six months ended September 30, 2001, (pound)1 million and (pound)2 million, respectively, of pre-tax derivative losses was reclassified to other income/expense. The maximum term over which the Company is hedging exposures to the variability of cash flows is through 2012.

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


(H)  Subsequent Events

     On October 5, 2001, the Company completed the sale of its former Bristol headquarters for (pound)13 million, realizing a pre-tax gain of (pound)8 million.

                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       SECOND QUARTER FISCAL YEAR 2002 vs. SECOND QUARTER FISCAL YEAR 2001
                                       AND
              FISCAL YEAR-TO-DATE 2002 vs. FISCAL YEAR-TO-DATE 2001


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

Results of operations

       Significant income statement items appropriate for discussion include the following:

                                                              Increase (Decrease)
                                                    ----------------------------------------
                                                        Second Quarter      Year-To-Date
                                                   (in millions)   %    (in millions)    %
Operating expenses
   Depreciation and amortization................        (2)       (17)        (3)       (13)
   Selling, general, and administrative.........        (2)       (29)        (4)       (27)
Other Income (expense)
   Interest income from affiliated companies....         3         60          5         50


Operating expenses. Operating expenses for the three and six months ended September 30, 2001 were (pound)19 million and (pound)39 million, respectively, a decrease of (pound)5 million and (pound)7 million over the same periods in 2000. The following factors were responsible for the decrease in operating expenses:

o Depreciation and amortization expenses for the three and six months ended September 30, 2001, were (pound)10 million and (pound)20 million, respectively, compared to (pound)12 million and (pound)23 million for the same periods in 2000. These decreases of (pound)2 million and (pound)3 million resulted primarily from the early adoption of SFAS No. 142, whereby goodwill has not been amortized from April 1, 2001. Goodwill amortized in the three and six months ended September 30, 2000, was (pound)1 million and (pound)2 million respectively. In addition, depreciation is lower following the write down of certain short life assets in December 2000. This was largely a consequence of the sale of the electricity supply business, which resulted in certain assets being replaced sooner than anticipated.

                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

o Selling, general and administrative expense for the three and six months ended September 30, 2001 was (pound)5 million and (pound)11 million, respectively, compared to (pound)7 million and (pound)15 million for the same periods in 2000. These decreases of (pound)2 million and (pound)4 million resulted primarily from operating cost synergies derived from combining the distribution operations of WPD South West and WPD South Wales.

Other  Income  (Expense).  Other  expense  for the  three and six  months  ended
September 30, 2001 was (pound)6 million and (pound)11 million, respectively, compared to other expense of (pound)7 million and (pound)13 million from the same periods in 2000. The decreases of (pound)1 million and (pound)2 million were primarily due to:

o Interest income from affiliated companies for the three and six months ended September 30, 2001 was (pound)8 million and (pound)15 million, respectively, compared to (pound)5 million and (pound)10 million for the same periods of 2000. The increase of (pound)3 million for the quarter was primarily attributed to the part cessation of swap premium amortization in respect of loans to an affiliated company. The year-to-date increase of (pound)5 million includes interest receivable on an (pound)85 million loan made to WPD Limited during the second quarter of fiscal year 2001 to part finance WPD Limited's acquisition of Hyder plc.

                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

     Cash provided by operating activities totaled (pound)77 million for the six months ended September 30, 2001 as compared to (pound)41 million for the same period last year. The increase in other was primarily due to the transfer of the processing of cash receipts and cash payments for WPD South Wales (a fellow subsidiary of the Company) into the bank account of WPD South West. In addition, accrued interest was received on an (pound)85 million loan to WPD Limited, a loan which in part financed WPD Limited's acquisition of Hyder plc. The loan was made during the second quarter of fiscal year 2001. On May 3, 2001, the loan was assigned to WPD Holdings UK. On June 22, 2001, the Company received (pound)90 million from WPD Holdings UK representing repayment of the loan principal and (pound)5 million accrued interest from the date of inception.

       Cash provided by investing activities totaled (pound)72 million for the six months ended September 30, 2001 as compared to cash used of (pound)118 million for the same period in 2000. The movement was primarily attributable to the issue and subsequent repayment of the (pound)85 million loan principal to WPD Limited, as discussed above. In addition, during the six months ended September 30, 2001, WPD South West incurred expenditure of (pound)30 million on property, plant, and equipment, largely in respect of the distribution network. This compared with (pound)35 million for the same period last year. On April 6, 2001, (pound)16 million deferred contingent consideration was received relating to the sale of The National Grid Holding plc shares in fiscal year 1996. Reference is made to the "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations" section of the Company's Form 10-K filed June 22, 2001, for further information.

       Cash used in financing activities totaled (pound)145 million for the six months ended September 30, 2001 as compared to cash provided of (pound)77 million for the same period in 2000. The movement reflects the issue and subsequent repayment of the loan made to WPD Limited which was funded through short-term borrowings.

       The Company expects its cash and financing needs over the next several years to be met through a combination of cash flows from operations and debt financings.

       As of September 30, 2001, sources of liquidity included a $520 million US commercial paper program, $503 million of which is supported by a swingline and revolving credit facility provided by a syndicate of banks. In addition, the Company had (pound)100 million committed and (pound)95 million uncommitted lines of credit with banks. The Company's existing facilities and cash position, along with any new facilities to be arranged, are expected to provide sufficient liquidity for working capital and capital expenditures through fiscal year 2002. As of September 30, 2001 the Company and WPD South West had drawn $310 million under the swingline and revolving credit facility and (pound)50 million under committed lines of credit with banks. Additionally, the Company held (pound)5 million in unrestricted cash.

       Demand for electricity in Great Britain in general, and in WPD South West's Authorized Area in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. WPD South West balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       The Company holds the entire share capital of WPD South West. The Company is primarily dependent upon dividends from WPD South West for its cash flow. WPD South West can pay dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that sufficient distributable reserves will continue to exist at WPD South West to allow for reasonable and necessary dividends from WPD South West, through operations, to be distributed to the Company. In the U.K., the Accounting Standards Board has recently issued a new accounting standard, Financial Reporting Standard ("FRS") 19 "Deferred Tax" ("FRS 19"), relating to the accounting treatment of deferred income tax. FRS 19, which replaces an earlier standard (SSAP 15), is mandatory for accounting periods ending on or after January 23, 2002), and will require full provision to be made for deferred tax assets and liabilities (SSAP 15 only required a partial provision basis); discounting of deferred tax liabilities will be permitted but is not mandatory. WPD South West will take advantage of the discounting option, but adoption of FRS 19 will significantly reduce WPD South West's distributable reserves. The directors of distribution companies must also certify to the Regulator that it is reasonably foreseeable that the declaration of a dividend will not breach any license conditions. WPD South West has no reason to believe that a breach of its license would occur from declaring a reasonable dividend.

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

       Excluding swap agreements between the Company and WPD Holdings UK, at September 30, 2001, the Company and WPD South West had sterling interest rate swaps expiring between 2001 and 2012, with notional amounts totaling (pound)600 million, and had cross currency swaps expiring between 2001 and 2007, with notional amounts totaling (pound)350 million.

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

          SIUK plc




          -------------------------
     By   R. A. Symons
          Director




          ---------------------------
     By   D. C. S. Oosthuizen
          Director, Chief Financial and Accounting Officer




                                                         Date: November 9, 2001