Form 10-Q
period 2001-12-31
SIUK PLC
filed 2002-02-14
CIK 1019672

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended December 31, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

Commission     Name of Registrant, State of Incorporation,    I.R.S. Employer
File Number    Address and Telephone Number                   Identification No.
-----------    ------------------------------------------     ------------------
333-09033      SIUK plc                                          None
               (Registered in England & Wales)
               Avonbank
               Feeder Road
               Bristol
               BS2 0TB, UK
               (01144) 117 9332000

                            -------------------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                            -------------------------


       The number of shares outstanding of the Registrant's Common Stock, par value (pound)1 per share, at January 31, 2002, was 902,128,735.

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

o the direct and indirect effects on our business resulting from the bankruptcy of Enron or the inability of significant energy market participants to perform on their delivery or payment obligations to us, or to a third party; and

o other factors, discussed elsewhere herein and in other reports (including our Form 10-K filed on June 22, 2001, our Form 10-Q filed on August 9, 2001, and our Form 10-Q filed on November 9, 2001) described from time to time in our filings with the SEC.

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


                            SIUK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (Stated in Millions)


                                                                   For the Three Months Ended December 31,
                                                                   --------------------------------------

                                                                         2001                      2000
                                                                         ----                      ----
                                                                              (Note A)

OPERATING REVENUES                                            (pound) 62         $ 90       (pound) 67
COST OF SALES                                                          6            9                6
                                                                  ------       ------           ------
GROSS MARGIN                                                          56           81               61
                                                                  ------       ------           ------
OPERATING EXPENSES:
    Maintenance                                                        9           13                9
    Depreciation and amortization                                     10           14               11
    Selling, general, and administrative                               4            6                7
    Pension cost                                                      (7)         (10)              (5)
                                                                  ------       ------           ------
    Total operating expenses                                          16           23               22
                                                                  ------       ------           ------
OPERATING INCOME                                                      40           58               39
                                                                  ------       ------           ------
OTHER INCOME (EXPENSE):
    Interest income from affiliated companies                          6            9                8
    Interest expense                                                 (12)         (17)             (16)
    Gain on sale of property (Note H)                                  8           12                -
    Write-down of assets (Note I)                                    (13)         (19)               -
    Other, net                                                         1            1                -
                                                                  ------       ------           ------
    Total other expense                                              (10)         (14)              (8)
                                                                  ------       ------           ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                               30           44               31

(PROVISION) BENEFIT FOR INCOME TAXES:
    Customary                                                        (12)         (17)             (10)
    Write-back of consortium tax liability (Note I)                   11           15                -
                                                                  ------       ------           ------
NET INCOME FROM CONTINUING OPERATIONS                                 29           42               21

DISCONTINUED OPERATIONS:
    Deferred gain on disposal of electricity supply
      business (less applicable income taxes of
      (pound)nil ($nil), and(pound)1)                                  -            -                3

                                                                  ------       ------           ------
NET INCOME                                                    (pound) 29         $ 42       (pound) 24
                                                                  ======       ======           ======






     The   accompanying   notes  form  an  integral  part  of  these   condensed
consolidated statements



                            SIUK plc and SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (Stated in Millions)


                                                                         For the Nine Months Ended December 31,
                                                                         -------------------------------------

                                                                            2001                       2000
                                                                            ----                       ----
                                                                                (Note A)

OPERATING REVENUES                                             (pound) 168        $ 244         (pound) 170
COST OF SALES                                                           15           22                  18
                                                                    ------       ------              ------
GROSS MARGIN                                                           153          222                 152
                                                                    ------       ------              ------
OPERATING EXPENSES:
    Maintenance                                                         28           41                  26
    Depreciation and amortization                                       30           43                  34
    Selling, general, and administrative                                15           22                  22
    Pension cost                                                       (18)         (26)                (14)
                                                                    ------       ------              ------
    Total operating expenses                                            55           80                  68
                                                                    ------       ------              ------
OPERATING INCOME                                                        98          142                  84
                                                                    ------       ------              ------
OTHER INCOME (EXPENSE):
    Interest income                                                      1            1                   1
    Interest income from affiliated companies                           21           31                  18
    Interest expense                                                   (41)         (59)                (43)
    Gain on sale of property (Note H)                                    8           12                   -
    Write-down of assets (Note I)                                      (13)         (19)                  -
    Other, net                                                           3            4                   3
                                                                    ------       ------              ------
    Total other expense                                                (21)         (30)                (21)
                                                                    ------       ------              ------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                 77          112                  63

(PROVISION) BENEFIT FOR INCOME TAXES:
    Customary                                                          (23)         (33)                (20)
    Write-back of consortium tax liability (Note I)                     11           16                   -
                                                                    ------       ------              ------
NET INCOME FROM CONTINUING OPERATIONS                                   65           95                  43

DISCONTINUED OPERATIONS:
    Deferred gain on disposal of electricity supply
      business (less applicable income taxes of(pound)nil
      ($nil), and(pound)3)                                               -            -                   7
                                                                    ------       ------              ------
NET INCOME                                                      (pound) 65         $ 95          (pound) 50
                                                                    ======       ======              ======





     The   accompanying   notes  form  an  integral  part  of  these   condensed
consolidated statements

                            SIUK plc and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Stated in Millions)

                                                                             For the Nine Months Ended December 31,
                                                                             -------------------------------------

                                                                               2001                   2000
                                                                               ----                   ----
                                                                                   (Note A)
OPERATING ACTIVITIES:
    Net income                                                     (pound) 65        $ 95       (pound) 50
    Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
      Gain on sale of property (Note H)                                    (8)        (12)               -
      Write-down of assets (Note I)                                        13          19                -
      Deferred gain on disposal of electricity supply business              -           -               (7)
      Depreciation and amortization                                        30          44               34
      Deferred income taxes                                                 6           9                6
      Changes in certain current assets and liabilities:
         Receivables, net                                                   -           -                4
         Accounts payable                                                   -           -                5
         Accrued income taxes                                               9          13               10
         Consortium tax creditor                                          (11)        (16)
         Other                                                             (2)         (3)             (44)
                                                                       ------      ------           ------
    Net cash provided by operating activities                             102         149               58
                                                                       ------      ------           ------
INVESTING ACTIVITIES:
    Capital expenditures                                                  (49)        (71)             (52)
    Sale of current asset investments                                       5           7                3
    Repayments on (issuance of) notes receivable from affiliated
       company                                                             85         123              (85)
    Sales of property                                                      13          19                -
    Receipt of deferred contingent consideration                           16          23                -
                                                                       ------      ------           ------
    Net cash provided by (used in) investing activities                    70         101             (134)
                                                                       ------      ------           ------
FINANCING ACTIVITIES:
    Payments of common stock dividends                                    (67)        (97)             (17)
    Repayment of long-term debt                                          (101)       (147)              (1)
    Repayments on notes receivable from WPD Holdings UK                   101         147                -
    Change in short-term borrowings                                       (94)       (137)              93
                                                                       ------      ------           ------
    Net cash (used in) provided by financing activities                  (161)       (234)              75
                                                                       ------      ------           ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  11          16               (1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1           1                2
                                                                       ------      ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         (pound) 12      $   17        (pound) 1
                                                                       ======      ======           ======

SUPPLEMENTAL CASH FLOW INFORMATION:


    Cash paid during the period for:
             Interest                                             (pound)  39      $   57        (pound)38
             Income taxes                                         (pound)   9      $   13        (pound) 4



     The   accompanying   notes  form  an  integral  part  of  these   condensed
consolidated statements.


                            SIUK plc  and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)

                                     ASSETS

                                                                            At December 31, 2001      At March 31,
                                                                            --------------------      ------------
                                                                                 (Unaudited)               2001
                                                                                 -----------               ----
                                                                                         (Note A)

PROPERTY, PLANT, AND EQUIPMENT                                         (pound) 1,587       $ 2,308  (pound) 1,539
    Less accumulated depreciation                                                283           411            247
                                                                              ------        ------         ------
    Total                                                                      1,304         1,897          1,292
                                                                              ------        ------         ------

OTHER ASSETS:
    Investments                                                                    2             3             15
    Prepaid pension cost                                                         187           272            170
    Goodwill (Notes A and B)                                                     158           230            158
    Loans to affiliated company                                                  285           414            410
    Derivative hedging instruments (Note F)                                       42            61             56
    Premium in respect of loans to affiliated company
      and related hedges, net of accumulated amortization
      of(pound)24 ($35) at December 31, 2001 and(pound)20
      at March 31, 2001                                                           18            26             22
                                                                              ------        ------         ------
    Total                                                                        692         1,006            831
                                                                              ------        ------         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                     12            17              1
    Investments                                                                    5             7             10
    Receivables:
        Customer accounts, less provision for uncollectables
           of(pound)2 ($3) at December 31, 2001 and(pound)5
           at March 31, 2001                                                      40            58             43
        Loan to affiliated company                                                 -             -             85
        Other                                                                     27            40             20
    Materials and supplies                                                         6             9              5
    Accrued deferred contingent consideration                                      -             -             16
    Derivative hedging instruments (Note F)                                        7            10             25
    Prepayments                                                                    9            13             13
                                                                              ------        ------         ------
    Total                                                                        106           154            218
                                                                              ------        ------         ------

TOTAL ASSETS                                                           (pound) 2,102       $ 3,057  (pound) 2,341
                                                                              ======        ======         ======



     The accompanying notes are an integral part of these condensed consolidated balance sheets.


                            SIUK plc and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Stated in Millions)

                      STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                 At December 31, 2001      At March 31,
                                                                 --------------------      ------------
                                                                      (Unaudited)               2001
                                                                      -----------               ----
                                                                              (Note A)

STOCKHOLDER'S EQUITY:
    Common stock, par value(pound)1 per share,
      902,128,735 shares authorized, issued and
      outstanding                                               (pound) 902   $ 1,312    (pound) 902
    Accumulated other comprehensive loss (Note C)                       (13)      (19)           (16)
    Retained deficit (Note D)                                           (60)      (87)           (58)
                                                                     ------    ------         ------
    Total                                                               829     1,206            828
                                                                     ------    ------         ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
    SECURITIES OF SIUK CAPITAL TRUST I HOLDING COMPANY
    JUNIOR SUBORDINATED DEBENTURES                                       56        81             58

 COMMITMENTS AND CONTINGENT MATTERS (NOTE G)

NON-CURRENT LIABILITIES:
    Long-term debt                                                      228       332            234
    Accumulated deferred income taxes                                   426       620            419
    Derivative hedging instruments (Note F)                              56        81             75
    Miscellaneous                                                         7        10             10
                                                                     ------    ------         ------
    Total                                                               717     1,043            738
                                                                     ------    ------         ------
CURRENT LIABILITIES:
    Current portion of long-term debt                                     -         -            118
    Notes payable to banks                                              319       464            387
    Notes payable to affiliated company                                   -         -             26
    Other notes payable                                                   4         6              4
    Accounts payable                                                      7        10              6
    Accrued income taxes                                                 44        64             46
    Interest accrued                                                     10        14              9
    Derivative hedging instruments (Note F)                              14        20             29
    Miscellaneous                                                       102       149             92
                                                                     ------    ------         ------
    Total                                                               500       727            717
                                                                     ------    ------         ------

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                  (pound)   2,102   $ 3,057  (pound) 2,341
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

       US Dollar Presentation. Solely for the convenience of the reader, certain pounds sterling amounts included in the consolidated financial statements have been translated into US dollars at the exchange rate of $1.4543 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2001. This presentation has not been translated in accordance with SFAS No. 52, "Foreign Currency Translation".

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

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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


(B)      Goodwill and Other Intangible Assets - Adoption of Statement 142

                                                              Three Months Ended             Nine Months Ended
                                                              ------------------             -----------------
                                                                 December 31,                   December 31,
                                                                 -----------                    ------------
       (In millions)                                         2001           2000             2001          2000
                                                             ----           ----             ----          ----

       Reported net income.........................  (pound)  29     (pound)  24       (pound) 65   (pound)  50
       Add back: Goodwill amortization..........               -               1                -             3
                                                           -----          ------            -----        ------
       Adjusted net income.......................... (pound)  29    (pound)   25     (pound)   65  (pound)   53
                                                           =====          ======            =====        ======


(C)      Comprehensive Income (Loss)

       Comprehensive income includes unrealized gains and losses on certain derivatives which qualify as cash flow hedges. The following table sets forth the comprehensive income for the three and nine months ended December 31, 2001 and 2000 (in millions):

                                                              Three Months Ended             Nine Months Ended
                                                              ------------------             -----------------
                                                                 December 31,                   December 31,
                                                                 ------------                   ------------
                                                               2001         2000              2001       2000
                                                               ----         ----              ----       ----

       Net income.....................................   (pound) 29   (pound) 24        (pound) 65  (pound)50
       Other comprehensive income......                           2            -                 3          -
                                                              -----       ------            ------      ------
       Comprehensive income.......................       (pound) 31   (pound) 24        (pound) 68  (pound)50
                                                              =====       ======            ======      ======

       Accumulated other comprehensive loss consisted of the following, net of tax (in millions):

       Balance, March 31, 2001.............................    (pound)     (16)

       Other comprehensive income for the period:
         Change in fair value of derivative instruments....                  -
         Reclassification to earnings......................                  3
                                                                           -----
       Other comprehensive income..........................                  3
                                                                           -----
       Balance, December 31, 2001..........................        (pound) (13)
                                                                           =====

       The Company estimates that (pound)6 million of net derivative after-tax losses included in OCI as of December 31, 2001 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to interest payments become realized, and principal repayments of foreign currency denominated debt are made.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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


(E)      Debt

       As of December 31, 2001, sources of liquidity included a $520 million US commercial paper program, $500 million of which is supported by a swingline and revolving credit facility provided by a syndicate of banks. In addition, the Company had (pound)100 million committed and (pound)95 million uncommitted lines of credit with banks. The Company's existing facilities and cash position, along with any new facilities to be arranged, are expected to provide sufficient liquidity for working capital and capital expenditures through fiscal year 2003. As of December 31, 2001 the Company and WPD South West had drawn $385 million under the swingline and revolving credit facility and (pound)50 million under committed lines of credit with banks. Additionally, the Company held (pound)12 million in unrestricted cash.

       The Company's 6.375% Notes, with a nominal value of $168 million, matured and were repaid on November 15, 2001. The payment was funded through a reduction in loans due from an affiliate, WPD Holdings UK.


(F)      Financial Instruments

       Derivative Hedging Instruments

       The Company uses derivative instruments to manage exposures arising from changes in interest rates and foreign currency exchange. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

       Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three and nine months ended December 31, 2001, (pound)1 million and (pound)3 million, respectively, of pre-tax derivative losses was reclassified to other income/expense. The maximum term over which the Company is hedging exposures to the variability of cash flows is through 2012.

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

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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


(H)      Gain on Sale of Property

       On October 5, 2001, the Company completed the sale of its former Bristol headquarters for (pound)13 million, realizing a pre-tax gain of (pound)8 million.


(I) Provision in Respect of Write-Down of Assets & Write-Back of Consortium Tax Liability

       The Company is approximately an 8% equity investor in the 1,875 megawatt Teesside Power Station, located in northern England. Enron participates in Teesside through its European affiliates as an owner, an operator, and a power purchaser of the project. Failure by Enron to perform on all or a portion of its obligations related to Teesside would create significant risk as to the ongoing viability of the project at current investment levels.

       The Company has provided against the full cost of its equity investment in Teesside. This is partly offset by a provision for the write back of a consortium tax liability payable to Teesside, which, in the event of insolvency, would not be payable.

                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        THIRD QUARTER FISCAL YEAR 2002 vs. THIRD QUARTER FISCAL YEAR 2001
                                       AND
              FISCAL YEAR-TO-DATE 2002 vs. FISCAL YEAR-TO-DATE 2001


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

Results of operations

       Significant income statement items appropriate for discussion include the following:

                                                                    Increase (Decrease)

                                                   -------------------------------------------------------
                                                    Third Quarter          Year-To-Date
                                               (in millions)   %     (in millions)    %
Operating expenses:
   Depreciation and amortization................... (1)       (9)          (4)       (12)
   Selling, general, and administrative............ (3)      (43)          (7)       (32)
Other Income (expense)
   Interest income from affiliated companies....... (2)      (25)           3         17
   Interest expense................................ (4)      (25)          (2)        (5)


                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating expenses. Operating expenses for the three and nine months ended December 31, 2001 were (pound)16 million and (pound)55 million, respectively, a decrease of (pound)6 million and (pound)13 million over the same periods in 2000. The following factors were responsible for the decrease in operating expenses:

o Depreciation and amortization expenses for the three and nine months ended December 31, 2001, were (pound)10 million and (pound)30 million, respectively, compared to (pound)11 million and (pound)34 million for the same periods in 2000. These decreases of (pound)1 million and (pound)4 million resulted primarily from the early adoption of SFAS No. 142, whereby goodwill has not been amortized from April 1, 2001. Goodwill amortized in the three and nine months ended December 31, 2000, was (pound)1 million and (pound)3 million respectively. In addition, depreciation is lower following the write down of certain short life assets in December 2000. This was largely a consequence of the sale of the electricity supply business, which resulted in certain assets being replaced sooner than anticipated.

o Selling, general and administrative expense for the three and nine months ended December 31, 2001 was (pound)4 million and (pound)15 million, respectively, compared to (pound)7 million and (pound)22 million for the same periods in 2000. These decreases of (pound)3 million and (pound)7 million resulted primarily from operating cost synergies derived from combining the distribution operations of WPD South West and WPD South Wales.

Other  Income  (Expense).  Other  expense  for the three and nine  months  ended
December 31, 2001 was (pound)10 million and (pound)21 million, respectively, compared to other expense of (pound)8 million and (pound)21 million from the same periods in 2000. The increase of (pound)2 million for the quarter and underlying variances year to date were primarily due to:

o Interest income from affiliated companies (net of associated swap and debt premium amortization) for the three and nine months ended December 31, 2001 was (pound)6 million and (pound)21 million, respectively, compared to (pound)8 million and (pound)18 million for the same periods of 2000. The decrease of (pound)2 million for the quarter was primarily attributable to interest income on (pound)85 million notes receivable from WPD Limited in the comparative period. In addition, $168 million of notes receivable from WPD Holdings UK were repaid on November 15, 2001. The year-to-date increase of (pound)3 million is primarily in respect of the part cessation of swap premium amortization in May 2001 relating to loans to WPD Holdings UK.

o Interest expense for the three and nine months ended December 31, 2001 was (pound)12 million and (pound)41 million, respectively, compared to (pound)16 million and (pound)43 million for the same periods of 2000. The decreases of (pound)4 million and (pound)2 million were primarily attributed to the repayment of the Company's $168 million 6.375% Notes on maturity in November 2001. The payment was funded through a reduction in loans due from an affiliate, WPD Holdings UK.

o On October 5, 2001, the Company completed the sale of its former Bristol headquarters for (pound) 13 million, realizing a pre-tax gain of(pound) 8 million.

o The Company has provided against the full cost of its equity investment in Teesside Power Limited given the impact of the Enron insolvency on the ongoing viability of the project.

Release of consortium tax liability. The provision against the full cost of the equity investment in Teesside is partly offset by the write back of a consortium tax liability payable to Teesside, which, in the event of insolvency, would not be payable.

                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

       Cash provided by operating activities totaled (pound)102 million for the nine months ended December 31, 2001 as compared to (pound)58 million for the same period last year. The increase in `other' is primarily due to net cash receipts in respect of WPD South Wales (a fellow subsidiary of the Company), which have been increasingly pooled into the bank account of WPD South West since the fourth quarter of fiscal year 2001.

       Cash provided by investing activities totaled (pound)70 million for the nine months ended December 31, 2001 as compared to cash used of (pound)134 million for the same period in 2000. The movement was primarily attributable to the issue of (pound)85 million notes receivable to WPD Limited, an affiliated company, in the prior period, and their subsequent repayment in the current period. In addition, on October 5, 2001, the Company received cash proceeds of (pound)13 million on completion of the sale of its former headquarters. During the nine months ended December 31, 2001, WPD South West incurred expenditure of (pound)49 million on property, plant, and equipment, largely in respect of the distribution network. This compared with (pound)52 million for the same period last year. On April 6, 2001, (pound)16 million deferred contingent consideration was received relating to the sale of The National Grid Holding plc shares in fiscal year 1996. Reference is made to the "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations" section of the Company's Form 10-K filed June 22, 2001, for further information.

       Cash used in financing activities totaled (pound)161 million for the nine months ended December 31, 2001 as compared to cash provided of (pound)75 million for the same period in 2000. The movement in short-term borrowings mirrors the issue and repayment of the loan to WPD Limited discussed above, which was funded through existing facilities. The Company's $168 million 6.375% Notes were repaid on maturity on November 15, 2001. The payment was funded through a reduction in loans due from an affiliate, WPD Holdings UK.

       The Company expects its cash and financing needs over the next several years to be met through a combination of cash flows from operations and debt financings.

       As of December 31, 2001, sources of liquidity included a $520 million US commercial paper program, $500 million of which is supported by a swingline and revolving credit facility provided by a syndicate of banks. In addition, the Company had (pound)100 million committed and (pound)95 million uncommitted lines of credit with banks. The Company's existing facilities and cash position, along with any new facilities to be arranged, are expected to provide sufficient liquidity for working capital and capital expenditures through fiscal year 2003. As of December 31, 2001 the Company and WPD South West had drawn $385 million under the swingline and revolving credit facility and (pound)50 million under committed lines of credit with banks. Additionally, the Company held (pound)12 million in unrestricted cash.

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

                            SIUK plc and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       The Company holds the entire share capital of WPD South West. The Company is primarily dependent upon dividends from WPD South West for its cash flow. WPD South West can pay dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that sufficient distributable reserves will continue to exist at WPD South West to allow for reasonable and necessary dividends from WPD South West, through operations, to be distributed to the Company. In the U.K., the Accounting Standards Board has recently issued a new accounting standard, Financial Reporting Standard ("FRS") 19 "Deferred Tax" ("FRS 19"), relating to the accounting treatment of deferred income tax. FRS 19, which replaces an earlier standard (SSAP 15), is mandatory for accounting periods ending on or after January 23, 2002, and will require full provision to be made for deferred tax assets and liabilities (SSAP 15 only required a partial provision basis); discounting of deferred tax liabilities will be permitted but is not mandatory. WPD South West will take advantage of the discounting option, but adoption of FRS 19 will significantly reduce WPD South West's distributable reserves. The directors of distribution companies must also certify to the Regulator that it is reasonably foreseeable that the declaration of a dividend will not breach any license conditions. WPD South West has no reason to believe that a breach of its license would occur from declaring a reasonable dividend.

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

       Excluding swap agreements between the Company and WPD Holdings UK, at December 31, 2001, the Company and WPD South West had sterling interest rate swaps expiring between 2003 and 2012, with notional amounts totaling (pound)500 million, and had cross currency swaps expiring between 2006 and 2007, with notional amounts totaling (pound)249 million.

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

          SIUK plc





     By   /s/ R. A. Symons
          ----------------
          R. A. Symons
          Director





     By   /s/ D. C. S. Oosthuizen
          ------------------------
          D. C. S. Oosthuizen
          Director, Chief Financial
          and Accounting Officer




                                                         Date: February 14, 2002