Form 10-K
period 2002-03-31
SIUK PLC
filed 2002-06-27
CIK 1019672

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2002
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to



                   Registrant, State or other Jurisdiction
  Commission           of Incorporation or Organization,      I.R.S. Employer
  File Number            Address and Telephone Number        Identification No.
=============      =====================================     ==================
  333-09033            SIUK plc                                 None
                       (Registered in England & Wales)
                       Avonbank
                       Feeder Road
                       Bristol
                       BS2 0TB, UK
                       (01144) 117 9332000





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

       DOCUMENTS INCORPORATED BY REFERENCE:  NONE

       A description of the registrant's common stock follows:


                    Description of                           Shares Outstanding
Registrant          Common Stock                                at May 31, 2002
----------          --------------                             ----------------
SIUK plc            Par Value(pound)1 Per Share                     902,128,735




                                Table of Contents
               PART I                                                                                                  PAGE

Item 1         Business
                  General.............................................................................................. I-1
                  Overview of the Electric Utility Industry in England and Wales....................................... I-1
                  WPD South West's Distribution Business............................................................... I-2
                  Ancillary Business Activities........................................................................ I-5
                  Regulatory Environment............................................................................... I-6
                  Employees............................................................................................ I-8
Item 2         Properties.............................................................................................. I-9
Item 3         Legal Proceedings....................................................................................... I-9
Item 4         Submission of Matters to a Vote of Security Holders..................................................... I-9

               PART II

Item 5         Market for Registrant's Common Equity................................................................... II-1
Item 6         Selected Financial Data................................................................................. II-1
Item 7         Management's Discussion and Analysis of Results of Operations and Financial Condition................... II-2
Item 7A        Quantitative and Qualitative Disclosures about Market Risk.............................................. II-10
Item 8         Financial Statements and Supplementary Data............................................................. II-14
Item 9         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................... II-34

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

               PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................ IV-1


                              SELECTED DEFINITIONS

 When used in this report, the following terms will have the meanings indicated.

         "Calendar Year" means a year ended December 31.

         "Company" means SIUK plc.

         "Distribution Price Control Formula" ("DPCF") is determined by the distribution license. It means a formula of P+RPI-Xd where P reflects the previous maximum average price per unit of electricity distributed, RPI reflects the percentage change in the Retail Price Index between the previous year and the current year and the Xd factor is established by the Regulator following review.

         "DNO" means Distribution Network Operator, owner and operator of a licensed electricity distribution business.

         "Electricity Act" means the Electricity Act 1989.

         "EMFs" means electromagnetic fields.

         "End Users" means consumers of electricity connected to a distribution network.

         "Enron" means Enron Corporation and its affiliates.

         "Fiscal Year" means a year ended March 31.

         "Holdings" means WPD Holdings Limited, the direct parent company of the Company.

         "Holdings UK" means WPD Holdings UK, an unlimited liability company and the direct parent company of Holdings.

         "Hyder" means Hyder Limited (formerly Hyder plc).

         "Mirant" means Mirant Corporation.

         "NETA" means New Electricity Trading Arrangements being the wholesale electricity market, previously the "Pool".

         "NGC" means the National Grid Company which owns and operates the high voltage transmission system in England and Wales. This network connects the power stations to regional and local distribution systems.

         "OCI" means other comprehensive income.

         "OFGEM" means Gas and Electricity Markets Authority, the body appointed by the Government of the UK to regulate the gas and electricity industry in Great Britain.

         "PPL" means PPL Corporation, a public stock corporation, and ultimate parent of PPLG and the registered utility Pennsylvania Power and Light.

         "PPLG" means PPLG UK, a direct shareholder in WPDH and an indirect wholly owned subsidiary of PPL Corporation.

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

         "WPDH" means Western Power Distribution Holdings Limited, the direct parent company of Holdings UK.

         "WPD South Wales" means Western Power Distribution (South Wales) plc, a sister company of SIUK plc.

         "WPD South West" means Western Power Distribution (South West) plc, a subsidiary of the Company.

                                     PART I

Item 1.       BUSINESS

       Solely for the convenience of the reader, certain pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 2002 of $1.4250 = (pound)1.00; see Note 1 in the "Notes to the Consolidated Financial Statements". You should not construe these translations as representations that the pound sterling amounts actually represent such dollar amounts or could be converted into US dollars at the rates indicated or at any other rates.

General

       SIUK plc was incorporated as a public limited company under the laws of England and Wales in June 1995 as a vehicle for the acquisition of WPD South West, which at the time was one of the 12 regional electricity companies in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of WPD South West. The Company's main investment and only significant asset is the entire share capital of WPD South West, which is headquartered in Bristol, England.

       The Company is a wholly owned subsidiary of Holdings, which in turn has been wholly owned by Holdings UK since June 1998. From September 1995 to July 1996, Holdings was an indirect wholly owned subsidiary of Mirant, then a wholly owned subsidiary of Southern Company. In July 1996, Mirant sold a 25% economic interest in Holdings to a subsidiary of PPL. In June 1998, Mirant sold an additional 26% economic interest in Holdings to PPL, and on the same day both parties agreed to exchange their interests in Holdings for interests in Holdings UK which carried the same rights. Mirant retained management control. In December 2000, in connection with the acquisition of Hyder, Mirant and PPL modified their ownership of the voting rights in Holdings UK to 50% each so that both parties now share equally operational and management control. Mirant's and PPL's economic interest in the Holdings UK group remained unchanged at 49% and 51%, respectively. Holdings UK was the ultimate UK holding company until September 2001, at which time the two owners agreed on a group reconstruction whereby WPDH became the ultimate UK holding company. The rights of the two owners remained unchanged.

       WPD South West distributes electricity to approximately 1.4 million end users over a 5,560 square mile service area in South West England. The service area extends from Bristol and Bath in the north east, along the peninsula to Land's End some 188 miles to the south west, and includes the Isles of Scilly, and has a resident population of approximately 3.1 million. South West England has benefited from economic growth (as measured by Gross Domestic Product) which on average has exceeded the UK rate during the 1990's and over the longer term. The area has also benefited from an average unemployment rate during calendar year 2001 of approximately 2.1% which was below the UK average of 3.2% according to a 2002 study by Cambridge Econometrics. The area is largely rural but includes the cities and towns of Bath, Bristol, Exeter, Plymouth, Taunton, Torquay and Weston-Super-Mare as well as many other coastal resorts. Business activity is generally concentrated in the population centers around Bristol, Bath and Plymouth. The Bristol and Bath area is served by the M4 and M5 motorways, a rail network including a link between Bristol and London, and a commercial port at Avonmouth.

       In October 2000, WPD Limited, a company owned jointly by Mirant and PPL, acquired Hyder. Hyder was the parent of a group which included WPD South Wales, the owner and operator of the electricity distribution system in South Wales. In March 2001, the ownership of WPD South Wales was transferred from the Hyder group to the Holdings UK group, but is not part of the consolidated SIUK group presented in this form 10-K.

Overview of the Electric Utility Industry in England and Wales

       The electricity industry in England and Wales consists of four main activities:

o Generation is the production of electricity in power stations that burn coal, gas, oil, use nuclear fuel, or use renewable sources such as wind and water. Generation is a competitive market and generating companies operate pursuant to licenses (or exemptions). Electricity generated in England and Wales is now sold and purchased under the New Electricity Trading Arrangements ("NETA"), which replaces the previous pool system. Under NETA, bulk electricity is traded between generators and suppliers through bilateral contracts and on power exchanges. There is also a balancing mechanism in place managed by NGC, the NETA System Operator.

o Transmission is the bulk transport of electricity by high voltage power lines from power stations to grid supply points. The transmission system in England and Wales is generally referred to as the National Grid. The charges for connection to and use of the transmission system are subject to a transmission price control. There are also interconnectors linking the National Grid with the transmission systems of Scotland and France.

o Distribution is the transport at a regional level of electricity at gradually reduced voltages from National Grid supply points to final customers, both commercial and domestic. Each distribution business is an effective regional monopoly and is subject to regulatory control on the prices it can charge and the quality of supply it must provide. Distributors must provide open access to their distribution network on a non-discriminatory basis to facilitate competition in supply and generation.

o Supply is the process of buying electricity in bulk and selling it on to the final customer. Supply businesses also provide customer service functions such as billing and account handling. Suppliers pay transmission and distribution use of system charges for electricity to be transmitted across the National Grid and the local distribution network to their customers. Competition in supply has been progressively introduced in England and Wales and today all customers can choose their electricity supplier.

       WPD South West participates in the distribution segment of the electricity industry, and is one of 12 licensed Distribution Network Operators ("DNOs") in England and Wales. WPD South West previously also operated a supply business, which was sold to London Electricity plc, together with certain related activities, in September 1999.

       Regulatory pressures in distribution and transmission, and growing competition in supply and generation, has resulted in electricity companies following a variety of strategies, from concentrating on the monopoly business of distribution or the competitive supply business, to pursuing a more vertically-integrated approach and striving to become integrated energy companies.

WPD South West's Distribution Business

       As a distribution business, WPD South West owns the distribution system assets and is responsible for:

o      Maintaining the electricity network on a daily basis;

o      Restoring the electricity supply when faults occur;

o Reinforcing the electricity network to cope with changes in the pattern of demand; and

o      Extending the network to connect new end users.

       WPD South West does not buy or sell electricity to end users. This is the responsibility of electricity supply companies.

       Virtually all electricity supplied to end users in WPD South West's service area is transported through its distribution network, thus providing WPD South West with distribution volume that is stable from year to year. As a holder of a distribution license, WPD South West is subject to a regulatory framework that creates incentives for it to operate in a more cost-efficient manner. The current price control commenced in April 2000.

       WPD South West's distribution business has grown in both its end-user base and in the number of units distributed, primarily reflecting population and economic growth in South West England. At March 31, 2002, WPD South West had experienced a 5-year compound annual growth rate of 1.8% in end users and 2.0% in units distributed.

Strategy

       Since being acquired by the Company, WPD South West has reviewed and refined its distribution strategy and has established key goals of cost reduction and improved levels of customer service and network performance.

       Staff reductions have played a key role in cost savings. Since acquisition, WPD South West has implemented a plan of voluntary and other staff reductions, mainly in the distribution business. Part of these reductions were made possible due to new work practices which WPD South West developed with the cooperation of WPD South West's unions. Team restructuring in the engineering division and the establishment of multi-skilled independent field teams has also contributed to improved cost efficiency. In addition, management restructuring has produced a flatter organizational structure by reducing management levels from seven to three. A further contributor to cost reduction has been reducing corporate overhead costs to a minimum, particularly real estate, information technology and staffing, consistent with the effective running of the business.

       Operational efficiency remained a prime focus for the management team during the year. Recent initiatives introduced to ensure that the Company continues to deliver "more for less" include:

o Integrating the operations of WPD South Wales with those of WPD South West. Both networks now share key operating systems and this integration has resulted in significant overall cost savings;

o Installation of more rural automatic switchgear and increasing the number of protective devices on the network. This reduces the number of customers affected by faults and reduces the time off supply for those that are affected;

o A continued drive on overhead line refurbishment and tree trimming to improve customer service;

o New and improved working techniques to improve the efficiency of the workforce.

       Much of the UK, and especially South West England, was affected by a foot and mouth epidemic during fiscal year 2002. This severely restricted access to rural areas and resulted in changes to our planned routine maintenance activities. Work activity for at least 50% of the year was concentrated on underground cable and roadside overhead work in urban areas, towns and villages.

       Monitoring the satisfaction of end users connected to the network with the quality of supply provided is a key element of WPD South West's strategy. WPD South West aims to meet or exceed all the performance criteria established by the Regulator. Currently, the Regulator measures network performance by three key criteria:

o      Availability        the average minutes each end user is without supply;

o      Security            the number of supply interruptions per 100 end users;

o      Quality of Service  the time taken to restore a supply interruption.

       In the fiscal year 2002 the average time an end user was without supply was 86.1 minutes. This represents a 35% improvement on the performance in fiscal year 1995. The initiative known as "target 60", which is unique in the industry, aims to ensure that as many end-users as possible have their supply restored within the first 60 minutes of an interruption. This target is more challenging than the regulatory target of three hours. For fiscal year 2002 WPD South West achieved a one-hour restoration rate of 71.1%. The three-hour rate of 92.6% exceeded our regulatory target of 85%.

       A continued focus on customer service ensured that WPD South West retained its position at No. 1 for the fewest complaints to the Regulator. There was just 1 complaint during the year, demonstrating a continued reduction from a peak of 127 in fiscal year 1996.

       During the year, the WPDH group was awarded the Charter Mark for the provision of outstanding customer service. The award is the UK Government's top seal of approval for service excellence and followed a rigorous and detailed assessment of the group's operations as well as interviews with the group's main customers.

       To ensure that we get it right "first time, every time" and as part of our strategy to improve our response to customers, we have introduced a simple customer-friendly call center service to provide customers with up-to-date information in a shorter response time. This call center has recently won a top European award and has been given the title "best multi-service call center".

       A number of new systems are also under development to assist with the introduction of the Information and Incentives Project ("IIP"), a regulatory project introduced in April 2002. This is designed to provide incentive to distribution companies by linking a proportion of their income to customer service.

End Users

       A high proportion of WPD South West's distribution end users are domestic and smaller businesses. Commercial activity in WPD South West's service area is mostly service based and includes financial and business services, electronics and technology-related businesses. WPD South West also distributes electricity to a number of larger industrial concerns in its service area. The principal activities of WPD South West's largest end users include china clay extraction, ship repair, fertilizer production, aerospace, defense engineering, cement and paper manufacturing. WPD South West's 20 largest end users accounted for 9.7% of total electricity distributed by WPD South West in fiscal year 2002 in terms of units distributed, with no single end user exceeding 2.6% of total electricity distributed.

       The following table sets out details of WPD South West's end users, units distributed and distribution revenues.


                              Distribution Business
------------------------------------------------------------------------------------------------------------------------
                                       Distribution End Users              Electricity Units Distributed    Revenues(4)
                                   ------------------------------        ---------------------------------  -----------
                                                 % of      5 year          Volume    % of       5 year        % of
                                    Number(1)    Total    CAGR(2)          Twh(3)    Total      CAGR(2)       Total
                                    ---------    -----    -------          ------    -----      -------       -----
Non half hourly metered.......      1,434,240     99.7       1.8%            9.2        61        1.7%           78
Half hourly metered...........          3,797      0.3       5.8             5.9        39        2.6            22
                                    ---------    -----                      ----       ---                     ----
       Total                        1,438,037    100.0       1.8            15.1       100        2.0           100
                                    =========    =====                      ====       ===                     ====
---------------
(1)   At March 31, 2002.
(2)   Represents the compound annual growth rate ("CAGR") for the period from April 1, 1997 through March 31, 2002.
(3)   In terawatt hours for fiscal year 2002.
(4)   For fiscal year 2002.


Distribution Facilities

       Electricity is transported across NGC's transmission system at 400kV or 275kV to eleven grid supply points connected to WPD South West's distribution network, where it is transformed to 132kV and enters WPD South West's distribution system. Substantially all electricity which enters WPD South West's system is received at these eleven grid supply points.

       At March 31, 2002, WPD South West's electricity distribution network (excluding service connections to end users) included overhead lines and underground cables at the operating voltage levels and approximate lengths as indicated in the table below:


                                       Overhead lines        Underground cables
Operating voltage:                     (Circuit miles)         (Circuit miles)
                                       ---------------         ---------------
132kV.............................              853                      42
33kV..............................            1,811                     531
11kV..............................           10,419                   4,517
480 or 415/240V...................            4,819                   7,484
                                             ------                  ------
     Total........................           17,902                  12,574
                                             ======                  ======

       In addition to the circuits referred to above, WPD South West's distribution facilities also include approximately:


                                                              Aggregate Capacity
                                                                  (mega Volt-
                                                 Number             Amperes)
Transformers:                                   -------             -------
132kV/lower voltages...........................      88              5,535
33kV/11kV or 6.6kV.............................     539              7,785
11kV or 6.6kV/lower voltages
 (including 36,786 pole mounted transformers)..  48,572              6,635

Substations:
132kV/33kV.....................................      48
33kV/11kV or 6.6kV.............................     309
11kV or 6.6kV/415V or 240V.....................  12,545

       Substantially all substations are owned in freehold, and most of the balance are held on leases which will not expire within 10 years.

       Operation and control of WPD South West's distribution system is continuously monitored and coordinated from a control center located in Exeter. Electricity is received by end users at various voltages depending upon their requirements. At March 31, 2002, WPD South West's distribution system was connected to approximately 1.4 million end users.

Ancillary Business Activities

       The Company has ancillary business activities that support WPD South West's electricity distribution business. These include electricity generation, real estate and telecommunications. The Company owns generating assets with 13 MW of capacity used to back up the distribution network. In addition, the Company owns minority interests in windfarms and a 7.69% interest in Teesside Power Limited, owner of a 1,925 MW natural gas-fired, combined cycle plant. WPD South West markets and develops real estate no longer used in the distribution business and is developing an income stream from the rental of fiber optic cables primarily attached to the overhead distribution network. Reference is made to Note 7 in the "Notes to the Consolidated Financial Statements" of the Company in Item 8 herein for segment and related information.

       Enron participates in Teesside through its European affiliates as an owner, an operator and a power purchaser of the project. In November 2001, various subsidiaries of Enron went into administration (bankruptcy), resulting in Enron, as a power purchaser, failing to perform its obligations relating to Teesside. This has created significant financial difficulties for Teesside, in particular its ability to service its debt, and placed the ongoing viability of the project at significant risk. On May 31, 2002, a restructuring package was agreed with Teesside's lenders to allow it to continue to operate. However, no further dividends are expected to be received from the project. As part of the restructuring it was agreed that shareholders will not need to repay the value of consortium tax relief taken previously. Therefore, the Company has written off its (pound)13 million equity investment in Teesside, and written back (pound)12 million of consortium tax relief taken.

Regulatory Environment

UK Electricity Regulation

       The principal legislation governing the structure of the electricity industry in Great Britain is the Electricity Act 1989 (the "Electricity Act") and the Utilities Act 2000 (the "Utilities Act"). The Electricity Act provided for a Public Electricity Supply ("PES") license, which covered both supply and distribution. The distribution business was regulated through conditions in the PES license. The Utilities Act amends the Electricity Act and includes the requirement for the separate licensing of electricity distribution and supply, and the full legal separation of license holding entities. Effective October 1, 2001, the PES license was replaced by separate licenses for supply and distribution. This is intended to facilitate further restructuring of the electricity industry and ensure the continued development of competition in electricity supply.

       From September 1999, WPD South West had appointed London Electricity as its agent to run the part of the supply business falling under its former license on agency terms, thereby achieving the same economic effect as an outright sale. Effective October 1, 2001, WPD South West's electricity supply license was transferred to London Electricity under the transfer schemes of the Utilities Act.

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

       The provisions in the Utilities Act include the replacement of individual gas and electricity regulators with a regulatory authority supported by the Gas and Electricity Markets Authority. The principal objective of the Authority is to protect the interests of consumers, wherever appropriate, by promoting effective competition.

       The Authority has received new powers to impose monetary penalties for past and ongoing breaches of license conditions, standards of performance and specific statutory requirements. The fines are limited to 10% of the licensee's turnover for three years.

       The consumer related provisions of the Act include requiring the Authority, in performing its functions, to have regard to the special interests and needs of disabled, consumers of pensionable age, the chronically sick, consumers in rural areas, and, for the first time, low-income consumers. In addition, a new independent gas and electricity consumers' council, launched under the name energywatch, has been established. The new body will provide a clear point of access for enquiries and unresolved complaints, ensure consumers are well informed and confident about prices and the standards of service they can expect, and provide information and advice on consumer issues to regulators, Government, Parliament, the media and others.

       Each distribution business constitutes an effective regional monopoly and is subject to control on the prices it can charge and the quality of supply it must provide. The operations of WPD South West are regulated under its distribution license pursuant to which income generated is subject to a price cap regulatory framework that provides economic incentives to minimize operating, capital and financing costs. Under the license, WPD South West is under a statutory duty to connect any customer requiring electricity within their area and to maintain that connection.

       The charges made for the use of the distribution network are regulated on the basis of the RPI minus X formula. RPI is a measure of inflation and equals the percentage change in the UK RPI between the six month period of July to December in the previous year. The X factor is established by the Regulator following review and represents an efficiency factor. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) that a DNO is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the DNO for the relevant year. The Regulator currently sets the Distribution Price Control Formula for 5-year periods.

       The current Distribution Price Control Formula permits DNOs, within a review period, to partially retain additional revenues due to increased distribution of units and to retain pound-for-pound increases in operating profit due to efficient operations and the reduction of expenses. The Regulator may reduce this increase in operating profit through a one-off price reduction in the first year of the new pricing regime, if he determines that it is not a function of efficiency savings, or, if genuine efficiency savings have been made, and he determines that customers should benefit through lower prices.

       Distribution businesses must also meet the Guaranteed and Overall Standards of Performance, which are set by the Regulator to ensure an appropriate level of quality of supply. If a company fails to provide the level of service specified, it must make a fixed payment to the end user affected.

       In December 1999, the Regulator published final price proposals for distribution price control for the 12 DNOs in England and Wales. For WPD South West, these proposals represented a 20% reduction to distribution prices effective April 2000, followed by a reduction in real terms of 3% each year from April 2001. This price control is scheduled to operate until March 2005.

       In response, the Company has implemented a plan to maximize efficiency and customer service as a focused distribution company. In order to achieve these objectives, WPD South West has reduced staffing levels by approximately 10%. The reductions primarily affected administrative and corporate functions, with minimal impact on field staff, ensuring customer service was not affected. WPD South West is currently evaluating further opportunities to reduce ongoing operating costs. The combination of WPD South West's distribution business with that of WPD South Wales, now owned by Holdings UK, are delivering significant savings on WPD South West's overhead costs, particularly in respect of information technology where the incremental cost of a second distribution business is relatively low. Other savings are being achieved in purchase efficiency.

       Improvements in quality of supply form an important part of the final proposals. Revised targets for system performance, in terms of the security and availability of supply, were proposed with new targets for reductions in minutes lost and interruptions.

       The Regulator has introduced a quality of service incentive scheme for the period from April 2002 to March 2005. The scheme strengthens the financial incentives on the electricity distribution companies with respect to three quality of service output measures; number of interruptions to supply, duration of interruptions, and quality of telephone response. Companies will be penalized annually up to 2% of revenue for failing to meet their quality of supply targets for the incentive scheme. The scheme includes a mechanism for rewarding companies who exceed their targets based on their rate of improvement of performance during the period and a process for rewarding frontier performance by specifying how the targets will be reset.

UK Environmental Regulation

       WPD South West's businesses are subject to numerous regulatory requirements with respect to environmental matters. The Electricity Act obliges the Secretary of State for Trade and Industry and the Director General of Gas and Electricity Supply to take into account the effect of electricity generation and transmission activities upon the physical environment in the exercise of their functions regarding electricity supply. The Electricity Act requires WPD South West to have regard for the desirability of preserving natural beauty and the conservation of natural and man-made features of particular interest when they formulate proposals for development in connection with certain of their activities. The Electricity Act also requires license holders to take reasonable steps to mitigate the effects of such proposals on the natural beauty of the countryside, including flora, fauna, features, sites, buildings or objects. WPD South West endeavors to mitigate the effects their proposals have on natural and man-made features and are required to carry out an environmental assessment when they carry out certain developments in connection with their licensed activities.

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

       Civil liability may also be incurred as a result of the presence of contamination (primarily in circumstances where contaminants migrate into the environment at third party land or impact human beings, flora and fauna).

       Possible adverse health effects of electromagnetic frequencies ("EMFs") from various sources, including transmission and distribution lines, have been the subject of a number of domestic and international studies and public discussion. The UK government's advisors on radiological protection matters, the National Radiological Protection Board, has published guidelines on limiting exposure to EMFs. WPD South West believes that they fully comply with these standards. There is, however, the possibility that the future introduction and passage of legislation and change of regulatory standards and guidance would require measures to mitigate EMFs, with resulting increases in capital and operating costs.

       WPD South West may also have obligations to protect the health and safety of workers and the general public in respect of EMFs under separate legislation and regulations, such as the Health and Safety at Work, etc. Act 1974. In addition, the potential exists for civil liability with respect to lawsuits brought by plaintiffs claiming damages for adverse health effects caused by EMFs.

       WPD South West has developed systems to capture data on greenhouse emissions using the guidelines issued by the UK Government's Department of Environment, Food and Rural Affairs, and prepared a report. It has updated its Environmental Policy to reflect its current areas of operation.

       WPD South West has had no prosecutions or notice of intended prosecution for any environmental matter during the reporting year.

       WPD South West believes it has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against WPD South West with respect to any environmental matter.


Employees

       At March 31, 2002, WPD South West had 1,688 employees (1,668 full time equivalent) and the Company had no employees. Of WPD South West's employees, 95% are represented by labor unions. All WPD South West's employees who are not party to a personal employment contract are subject to one of two collective bargaining agreements. One is called The Electricity Business Agreement, which covered 1,515 employees at March 31, 2002 (1,499 full time equivalent); it may be amended by agreement between WPD South West and the unions and is terminable with 12 months notice by either side. The other is called the Meter Reading Services Handbook of Agreements, which covered 96 employees at March 31, 2002 (96 full time equivalent); it may be amended by agreement between WPD South West and the unions and is terminable by written notice (with no period specified) by either side. On April 10, 2002, the WPD South West employees who were covered by the Meter Reading Services Handbook of Agreements transferred their employment from WPD South West to part of the London Electricity group. WPD South West believes that its relations with its employees are favorable.

Item 2.       PROPERTIES

       WPD South West has both network and non-network land and buildings.

Network Land and Buildings

       At March 31, 2002 WPD South West had freehold and leasehold interests in over 12,000 network properties, comprising principally substation sites. The recorded cost of total network land and buildings at March 31, 2002 was (pound)89 million ($127 million).

Non-Network Land and Buildings

       At March 31, 2002 WPD South West had freehold and leasehold interests in non-network properties comprising chiefly offices, former retail outlets, depots, warehouses and workshops. The recorded cost of total non-network land and buildings at March 31, 2002 was (pound)26 million ($37 million).

       The number of properties in each category is:
                                                     Freehold or
                                                   Long Leasehold      Leasehold
                                                   --------------      ---------
Depots...........................................        18                1
Offices..........................................         4                -
Surplus property (largely unused retail sites)...        31               10

       WPD South West markets and develops property no longer used in the electricity distribution business.

       Reference is made to Item 1 "Business - WPD South West's Distribution Business" herein for a discussion of other properties and other assets of WPD South West.

Item 3.       LEGAL PROCEEDINGS

       Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation" section herein.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY

       There is no established public trading market for the Company's common stock, all of which is owned indirectly by Mirant and PPL.

Item 6.       SELECTED FINANCIAL DATA

       The following table presents the Company's selected consolidated financial information. The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's historical consolidated financial statements and the notes thereto. The consolidated income statement data for the years ended March 31, 2002, 2001, 2000, 1999 and 1998 and selected balance sheet data as of March 31, 2002, 2001, 2000, 1999 and 1998 are derived from the Company's audited consolidated financial statements, which were audited by Arthur Andersen, independent public accountants. The historical financial information may not be indicative of the Company's future performance.

                                                                   (In Millions)

                                           Fiscal            Fiscal        Fiscal          Fiscal       Fiscal
                                            Year              Year          Year            Year         Year
                                            2002              2001          2000            1999         1998
                                        -------------        ------        ------          ------       ------

Operating Revenues from
   continuing operations........(pound) 244     $ 348  (pound) 234   (pound) 275     (pound) 261  (pound) 245
Net Income (Loss) from
   continuing operations (1)....        101       144           85            82              76          (27)
Total Assets....................      2,123     3,025        2,341         2,057           2,139        1,728
Long-term Debt (2 & 3)..........        233       332          234           301             301          301
Preferred Securities (2 & 4) ...         58        83           58            50              50           50
Common Dividend Declared........         78       111           27           188              70           34
-------------




(1) The Net Loss in fiscal year 1998 is stated after a one-off windfall profits tax of (pound)90 million. The results for 1999 and 1998 have benefited from a decrease in UK income tax rates which served to reduce the Company's provision for deferred income taxes with a corresponding reduction in income tax expense of (pound)11 million and (pound)22 million respectively.

(2) At March 31, 2002 & 2001, hedged US denominated debt (including preferred securities) has been exchanged into the functional currency of UK pounds sterling at the spot exchange rate in accordance with SFAS 133
      ("Accounting for Derivatives Instruments and Hedging Activities"). Hedged
      US denominated debt had previously been translated at the swapped exchange rate.

(3) $168 million of the Company's $500 million Senior Notes in the US matured in November 2001. At March 31, 2001, these were disclosed as current portion of long-term debt in the consolidated balance sheet.

(4)   Company Obligated Mandatorily Redeemable Preferred Securities of SIUK
      Capital Trust I Holding Company Junior Subordinated Debentures.  See Note
      12 in the "Notes to the Consolidated Financial Statements".

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. The consolidated financial statements discussed in this Section are presented in accordance with US GAAP. Solely for the convenience of the reader, certain pounds sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 2002 of $1.4250 = (pound)1.00; see Note 1 in the "Notes to the Consolidated Financial Statements". You should not construe these translations as representations that the pound sterling amounts actually represent such dollar amounts or could be converted into US dollars at the rates indicated or at any other rates.


EFFECTS OF CERTAIN ORGANIZATIONAL CHANGES

       The Company is an indirect wholly owned subsidiary of WPDH, which is indirectly owned by Mirant and PPL.

       In October 2000, WPD Limited, a company owned jointly by subsidiaries of Mirant and PPL, finalized its acquisition of Hyder. Associated with this acquisition, Mirant and PPL agreed to modify their ownership of the voting rights in Holdings UK to 50% each, effective December 2000, so that both parties equally share operational and management control. Mirant's and PPL's economic interest in the Holdings UK group remained unchanged at 49% and 51%, respectively. Until September 2001, Holdings UK was the ultimate UK holding company. At that time, the two owners agreed on a group reconstruction whereby WPDH became the ultimate UK holding company. The rights of the two owners remained unchanged.

       During fiscal year 2001, WPD South West made a short-term loan totaling (pound)85 million to WPD Limited. This represented part of the funding for WPD Limited's purchase of Hyder shares. The loan was assigned to Holdings UK in fiscal year 2002.

       At the time of acquisition, Hyder was the parent of a group of companies whose principal operating activities included the provision of regulated water and wastewater services for substantially the whole of Wales and electricity distribution in South Wales (WPD South Wales). Hyder also owned subsidiaries that operated in the managed services and infrastructure businesses. Substantially all of Hyder's subsidiaries and investments have since been sold.

       In March 2001, ownership of WPD South Wales was transferred from WPD Limited to Holdings UK. At the same time, other assets were transferred from WPD Limited to Holdings UK together with the effective transfer of debt.

       In September 1999, WPD South West completed the sale of its electricity supply business and certain related activities to London Electricity plc for (pound)160 million and the assumption by the purchaser of certain liabilities. The Company recorded an after tax gain on the sale of (pound)125 million in fiscal year 2000. In fiscal year 2001, issues relating to working capital and the pension spin off value were resolved and a further (pound)7 million after tax gain was recorded.

FACTORS AFFECTING DISTRIBUTION REVENUES

       The amount of revenues produced by the distribution business is largely determined by the unit price of electricity distributed (which is controlled by the Distribution Price Control Formula) and the number of electricity units distributed.

       The charges made for the use of the distribution network are regulated on the basis of the RPI minus X formula. RPI is a measure of inflation and equals the percentage change in the UK RPI between the six month period of July to December in the previous year. The X factor is established by the Regulator following review and represents an efficiency factor. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) that a DNO is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the DNO for the relevant year. The Regulator currently sets the Distribution Price Control Formula for 5-year periods.

       The current Distribution Price Control Formula permits DNOs, within a review period, to partially retain additional revenues due to increased distributions of units and to retain pound-for-pound increases in operating profit due to efficient operations and the reduction of expenses. The Regulator may reduce this increase in operating profit through a one-off price reduction in the first year of the new pricing regime, if he or she determines that it is not a function of efficiency savings, or, if genuine efficiency savings have been made, and he or she determines that customers should benefit through lower prices.

       In December 1999, the Regulator published final price proposals for the most recent distribution price control for the 12 DNOs in Britain. For WPD South West, these proposals represented a one-off price reduction of 20% effective April 2000, followed by a reduction in real terms of 3% each year from April 2001. This price control is scheduled to operate until March 2005.

       The number of units distributed depends on the demand of WPD South West's customers for electricity. That demand varies based in part upon weather conditions and economic activity.

       For further discussion on the regulatory environment affecting the electricity industry, see "Item 1 Business - Regulatory Environment".

RESULTS OF OPERATIONS

Year Ended March 31, 2002 as Compared to Year Ended March 31, 2001

Operating Revenues. Operating revenues increased by (pound)10 million (4%) to (pound)244 million in fiscal year 2002 from (pound)234 million in fiscal year 2001. The following factors were primarily responsible for the increases in operating revenues:

o Revenues from the distribution business increased by (pound)6 million (3%) to (pound)223 million in fiscal year 2002 from (pound)217 million in fiscal year 2001. The movement is summarized as follows:

                                                         Operating Revenues from
                                                        Electricity Distribution
                                                        Increase (decrease) from
                                                             Fiscal Year 2001
                                                           to Fiscal Year 2002
                                                         -----------------------
                                                    ((pound) millions, except %)

       Application of Distribution Price Control Formula...           7
       Sales growth........................................           1
       Other revenue attributable to distribution business.          (2)
                                                                    ----
       Total distribution revenues.........................           6
                                                                    ----
       Percentage change...................................           3%

o Revenues from ancillary businesses (net of eliminations) increased by (pound)4 million (24%) to (pound)21 million in fiscal year 2002 from (pound)17 million for fiscal year 2001. The increase was principally due to higher telecommunication revenues from the rental of fiber optic cables primarily attached to the overhead distribution network.

Operating Expenses. Operating expenses were (pound)65 million in fiscal year 2002, a decrease of (pound)25 million, or 28%, from fiscal year 2001. The following factors were primarily responsible for the decrease in operating expenses:

o Maintenance expense was (pound)29 million in fiscal year 2002, a decrease of (pound)5 million, or 15%, from fiscal year 2001. The decrease resulted primarily from operating cost synergies derived from combining the distribution operations of WPD South West and WPD South Wales.

o Depreciation and amortization expense was (pound)42 million in fiscal year 2002, a decrease of (pound)6 million, or 13%, from fiscal year 2001. The decrease resulted primarily from the early adoption of SFAS No. 142, whereby goodwill has not been amortized from April 1, 2001. Goodwill amortized in fiscal year 2001 amounted to (pound)5 million.

o Selling, general and administrative expense was (pound)19 million in fiscal year 2002, a decrease of (pound)9 million, or 32%, from fiscal year 2001. The decrease resulted primarily due to operating cost synergies derived from combining the distribution operations of WPD South West and WPD South Wales.

Other Income (Expense). Other expense was(pound)28 million in fiscal year 2002, an increase of(pound)19 million from fiscal year 2001. The change was primarily due to:

o Interest expense decreased by (pound)8 million (13%) to (pound)52 million in fiscal year 2002 from (pound)60 million in fiscal year 2001. This decrease is primarily attributed to the repayment of the Company's $168 million 6.375% Notes on maturity in November 2001. The payment was funded through a reduction in loans due from an affiliate, Holdings UK. The weighted average balance of debt outstanding during fiscal year 2002 was (pound)660 million at a weighted average interest rate of 7.7% compared to (pound)738 million at 7.7% during fiscal year 2001.

o The Company is approximately an 8% equity investor in the 1,925 megawatt Teesside Power Station, located in northern England. Enron participates in Teesside through its European affiliates as an owner, an operator and a power purchaser of the project. In November 2001, various subsidiaries of Enron went into administration (bankruptcy), resulting in Enron, as a power purchaser, failing to perform its obligations relating to Teesside. This has created significant financial difficulties for Teesside, in particular its ability to service its debt, and placed the ongoing viability of the project at significant risk. On May 31, 2002, a restructuring package was agreed with Teesside's lenders to allow it to continue to operate. However, no further dividends are expected to be received from the project. Therefore, in fiscal year 2002, the Company has written off its(pound)13 million equity investment in Teesside.

o In October 2001, the Company completed the sale of its former Bristol headquarters for(pound)13 million, realizing a pre-tax gain of (pound)8 million.

o In fiscal year 2001, the Company recorded (pound)16 million deferred contingent consideration in respect of disposals of assets made in previous years.

(Provision) Benefit for income taxes. The customary provision for income taxes was (pound)38 million in fiscal year 2002, an increase of (pound)11 million, or 41%, from fiscal year 2001. The increase was primarily due to higher income from continuing operations before income taxes. As part of the restructuring of the Teesside project, it was agreed that shareholders will not need to repay the value of consortium tax relief taken previously. Therefore, in fiscal year 2002, the Company has written back (pound)12 million of consortium tax relief taken.

Net Income. The Company's consolidated net income from continuing operations was (pound)101 million in fiscal year 2002, an increase of (pound)16 million or 19% from fiscal year 2001. This excludes the gain on disposal of the electricity supply business of (pound)7 million recorded in fiscal year 2001. The increase is attributable to the Company's business segments as follows:

       Distribution
       Operating income from distribution was (pound)144 million in fiscal year 2002, an increase of (pound)32 million, or 29% from fiscal year 2001. The increase was primarily due to operating cost synergies.

       Ancillary businesses
       Operating income from ancillary businesses was (pound)11 million in fiscal year 2002, an increase of (pound)2 million, or 22% from fiscal year 2001. The increase was due to higher income in the telecommunications business resulting from lease cancellation charges, and the acquisition of the telecommunication business of WPD South Wales.

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

                                                         Operating Revenues from
                                                        Electricity Distribution
                                                        (Decrease) Increase from
                                                                Fiscal Year 2000
                                                             to Fiscal Year 2001
                                                        ------------------------
                                                    ((pound) millions, except %)

       Application of Distribution Price Control Formula....         (39)
       Other revenue attributable to distribution business..           9
                                                                    ----
       Total distribution revenues..........................         (30)
                                                                    ----
       Percentage change....................................          12%

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

o In April 2000, metering services, meter reading and data services for the domestic and small business market were opened to competition. Metering services include the provision, installation and maintenance of a meter in a customer's premises. Meter reading and data services include the collection of meter reading, aggregation and processing of this data. New license conditions were introduced obligating distribution companies to offer terms separately for metering provision, meter operation, data collection and aggregation services to all suppliers in the domestic market and small business, and to publish a statement of charges for these activities. An estimate of the undiscounted future cash flows based on WPD South West's statement of charges for metering services, was compared to the carrying value of the assets and it was determined that the assets were impaired. As a result, the Company recorded a write-down of(pound)22 million in the third quarter of fiscal year 2000 to reflect the amount by which the carrying value of meters exceeded their fair value. The fair value was determined by discounting the future cash flows.

o Incremental expenses incurred as a direct consequence of the disposal of the electricity supply business were (pound)3 million in fiscal year 2000. These relate to the establishment of a new computer environment and data migration.

Other Income (Expense). Other expense was (pound)9 million in fiscal year 2001, a decrease of (pound)18 million from fiscal year 2000. The change was primarily due to the following factors:

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

o Investment income decreased by (pound)2 million (29%) to (pound)5 million in fiscal year 2001 from (pound)7 million in fiscal year 2000. The movement is mainly due to timing of dividends received from an investment in a generating plant.

o During fiscal year 1996, WPD sold its shares of The National Grid Holding plc ("NGH") into the market, following the listing of the NGH shares on the London Stock Exchange. Prior to the sale, part of the ownership was transferred to three, previously dormant, wholly owned subsidiaries. These companies sold the shares of NGH in open market transactions during December 1995 and January 1996 generating a taxable gain, resulting in an income tax liability of(pound)24 million. The companies received a capital contribution from WPD to fund the tax obligation. In October 1996 the companies were sold to a third party for a nominal price. The sale contract provided for the payment of contingent consideration based on the third party's ability to utilize its own existing capital losses to offset the realized gains on the NGH sale. The agreement provided for (pound)16 million to be paid to WPD upon finalization of the relevant tax returns for the period in question. The last tax return was agreed by the Inland Revenue in February 2001, at which time it was recognized as income, and the deferred contingent consideration was received April 6, 2001.

(Provision) Benefit for income taxes. The provision for income taxes was (pound)27 million in fiscal year 2001, an increase of (pound)4 million, or 17%, from fiscal year 2000. The increase was primarily due to higher income from continuing operations before income taxes.

Net Income. The Company's consolidated net income from continuing operations was (pound)85 million in fiscal year 2001, an increase of (pound)3 million or 4% from fiscal year 2000. This excludes the income from the Company's discontinued operations (WPD South West's electricity supply business) of (pound)4 million in fiscal year 2000, and the gain on disposal of the electricity supply business of (pound)7 million in fiscal year 2001 and (pound)125 million in fiscal year 2000. The increase is attributable to the Company's business segments as follows:

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


LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company has obtained cash from operations, borrowing under credit facilities, issuances of commercial paper and senior notes, other borrowings, and capital contributions from Mirant and PPL. These funds have been used to finance operations, service debt obligations, finance capital expenditures and meet other cash and liquidity needs.

Operating Activities

       Cash provided by operating activities totaled (pound)141 million for fiscal year 2002 as compared to (pound)107 million for fiscal year 2001, an increase of 32%. The increase is primarily due to net cash receipts in respect of WPD South Wales (a sister company of the Company), which have been increasingly pooled into the bank account of WPD South West since the fourth quarter of fiscal year 2001.

Investing Activities

       Cash provided from investing activities totaled (pound)47 million for fiscal year 2002 as compared to cash used of (pound)155 million for fiscal year 2001. The movement was primarily attributable to the issuance of (pound)85 million notes receivable to WPD Limited, an affiliated company, in fiscal year

2001, and their subsequent repayment in fiscal year 2002 as a result of their assignment to Holdings UK. In addition, in October 2001, the Company received cash proceeds of (pound)13 million on completion of the sale of its former headquarters. During fiscal year 2002, WPD South West incurred expenditure of (pound)66 million on property, plant, and equipment, largely in respect of the distribution network. This compared with (pound)73 million during fiscal year 2001. In April 2001, (pound)16 million deferred contingent consideration was received relating to the sale of The National Grid Holding plc shares in fiscal year 1996.

Financing Activities

       Cash used for financing activities totaled (pound)187 million for fiscal year 2002 as compared to cash provided of (pound)47 million for fiscal year 2001. The movement in short-term borrowings mirrors the issue and repayment of the loan to WPD Limited discussed above, which was funded through existing facilities. The Company's $168 million 6.375% Notes were repaid on maturity in November 2001. The payment was funded through a reduction in loans due from an affiliate, Holdings UK.

       The Company holds the entire share capital of WPD South West. The Company is primarily dependent upon dividends from WPD South West for its cash flow. WPD South West can pay dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at WPD South West to allow for reasonable and necessary dividends from WPD South West, through operations, to be distributed to the Company. The directors of electricity distribution companies must also certify to the Regulator that it is reasonably foreseeable that the declaration of a dividend will not breach any license conditions. WPD South West has no reason to believe that a breach of its license would occur from declaring a reasonable dividend.

       WPD South West expects its cash and financing needs over the next several years to be met through a combination of cash flows from operations, availability under existing credit facilities, and debt financings.

       Cash from operations, existing credit facilities and cash position, is expected to provide sufficient liquidity for working capital and capital expenditures over the next 12 months. In addition, cash from operations will be sufficient to fund the Company's and WPD South West's debt service on an ongoing basis. Whilst it is a condition of WPD South West's operating license that it maintains an investment grade credit rating, WPD South West's liquidity could be impacted by changes in ratings and other factors.

Available Liquidity

         Demand for electricity in Great Britain, in general, and in WPD South West's service area, in particular, is seasonal, with demand being higher in the winter months and lower in the summer months. WPD South West balances the effect of this and other cyclical influences on its working capital needs with drawings under its available credit facilities.

       As of March 31, 2002, sources of liquidity included a $500 million revolving credit facility provided by a syndicate of banks. In addition, WPD South West had (pound)94 million committed and (pound)95 million uncommitted lines of credit with banks. Under each of the credit facilities WPD South West pays interest and facility/commitment fees.

       In addition to other covenants and terms, the credit facilities include minimum debt service coverage covenants, limitations on the creation of security over assets, and limitations on the sale of assets. As of March 31, 2002, there were no events of default under any of the credit facilities.

Debt

       The following table sets forth the short-term and long-term debt as of March 31, 2002 and 2001 (in millions):

                                           March 31, 2002         March 31, 2001
                                       -----------------------    --------------
Short-term debt
---------------
  Revolving credit facility........... (pound) 250       $ 356     (pound) 307
  Committed lines of credit...........          43          62              80
  Uncommitted lines of credit.........          10          14               -
  Loan from affiliated company........           -           -              26
  Other notes payable.................           4           6               4
                                             -----       -----           -----
     Total short-term debt...........          307         438             417

Current portion of long-term debt
---------------------------------
  SIUK plc senior notes...............           -           -             118

Long-term debt
--------------
  SIUK plc senior notes...............         233         332             234

                                             -----       -----           -----
   Total debt .......................  (pound) 540       $ 770     (pound) 769
                                       ===========      ======     ===========

Preferred Securities

       SIUK Capital Trust I (the "Trust") issued $82 million of its 8.23% preferred securities and invested the proceeds thereof in 8.23% subordinated debentures issued by the Company, which are scheduled to mature on February 1, 2027. The Company guarantees the Trust's obligations under the preferred securities. The Company has also entered into foreign currency swap contracts to hedge the currency risk associated with the interest and principal on the preferred securities, by swapping the US dollar liabilities back to pounds sterling for the period to February 2007. The nominal value of the swapped liabilities at March 31, 2002 was (pound)50 million. The Company owns all of the common securities of the Trust, all of the assets of which are the aforementioned subordinated debentures of the Company in the aggregate principal amount of $84.5 million.

         The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's payment obligations with respect to the preferred securities.

Co-obligor restructuring

       In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures. Sums totaling (pound)402 million were contributed to the Company for newly issued shares and the Company made three US dollar loans, totaling $584 million ((pound)351 million) to Holdings UK on the same terms as the existing long-term debt and subordinated debentures. At March 31, 2002, the carrying value of these loans was (pound)292 million. In consideration of entering into these loans and their related currency and interest rate swaps, the Company made premium payments (independently calculated as a fair arms-length value between unconnected parties) of $84 million ((pound)51 million) to Holdings UK. Of the premium payments, (pound)42 million is being amortized over the life of the respective loans and swaps, and (pound)9 million represented accrued interest.

Effect of inflation

       Inflation in the UK was at a historically low level in fiscal years 2002, 2001 and 2000, and therefore inflation did not have a material impact on the results of operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Operating Leases

       WPD South West has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled (pound)3 million ($4 million) for the fiscal year 2002, (pound)4 million for the fiscal year 2001, and (pound)6 million for the fiscal year 2000. At March 31, 2002, estimated minimum rental commitments for noncancelable operating leases were as follows (in millions):

      Fiscal year
       2003.................................................   (pound) 1
       2004.................................................           1
       2005.................................................           1
       2006.................................................           1
       2007.................................................           1
       2008 and thereafter..................................           3
                                                                   -----
     Total minimum payment..................................  (pound)  8
                                                              ==========

Labor Subject to Collective Bargaining Agreements

       Substantially all of WPD South West's employees are subject to one of two collective bargaining agreements. Such agreements are ongoing in nature, and WPD South West's employee participation level is consistent with that of the electric utility industry in the UK.

Litigation

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

       The Company utilizes interest rate swaps to hedge certain debt obligations. These swaps are designated as hedges of specific debt issuances and currently qualify for hedge accounting. Consequently, the interest rate differential associated with the swap is reflected as an adjustment to interest expense over the life of the instruments. If the Company sustained a 100 basis point change in interest rates for all variable rate debt in all currencies, the change would affect net income by approximately (pound)0.5 million, based on variable rate debt and derivatives, cash balances and other interest rate sensitive instruments outstanding at March 31, 2002.

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

       Excluding swap agreements between the Company and Holdings UK, at March 31, 2002, the Company and WPD South West had sterling interest rate swaps expiring between 2003 and 2012, with notional amounts totaling (pound)499 million, and had cross currency swaps expiring between 2006 and 2007, with notional amounts totaling (pound)249 million.

       Subsequent to the year end, on May 10, 2002, the interest rate swaps were cancelled and certain cross currency swaps were effectively restructured. The canceling of these interest rate swaps and restructuring of certain of the currency rate swaps will result in lower interest costs payable and a higher sterling value being payable on maturity.


Critical Accounting Policies

       The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material estimates and have a material impact on our financial results and position. To aid in our application of these critical accounting policies, management invests substantial human and financial capital in the development and maintenance of models and forecasting tools and operates a robust environment of internal controls surrounding these areas in particular.

       Revenue recognition: The Company records revenue for energy sales and other services under the accrual method. Electricity revenues are recognized when services are provided to end users and include an estimate for unbilled revenues, or the value of electricity consumed by end users between the date of their last meter reading and the period-end date. As a result, unbilled revenues are subject to a degree of estimation.

       Derivatives and financial instruments: SFAS No. 133 requires that derivative instruments be recorded in the balance sheet at fair value as either assets or liabilities, and that changes in fair value be recognized currently in earnings, unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in fair value of the derivative are recorded in OCI and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative hedging instruments for which hedge accounting criteria are met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at March 31, 2002. The determination of fair values of derivatives can be complex and relies on judgments concerning future prices and liquidity among other things.

       Goodwill and Other Long-lived assets: We evaluate long-lived assets, such as property, plant and equipment, and goodwill, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important, which could trigger impairment include, among things, significant negative industry or economic trends and an adverse action or assessment by the Regulator.

       If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value.

       Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors of our businesses. Our review of factors present and the resulting appropriate carrying value of our goodwill, and other long-lived assets are subject to judgments and estimates that management is required to make. Future events could cause us to conclude that impairment indicators exist and that our goodwill, and other long-lived assets might be impaired.

       Reference is made to Note 1 to the "Notes to Consolidated financial Statements" for additional information on other accounting policies and new accounting pronouncements.

Special Note Regarding Forward-Looking Statements

       Special note regarding forward-looking statements: The information presented in this Form 10-K includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, the Company's future financial performance or projected business results. In some cases, forward-looking statements by terminology may be identified by statements such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

       Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (1) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (2) the extent and timing of the entry of additional competition; (3) our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; (4) changes in or application of environmental and other laws and regulations to which the Company and its subsidiaries are subject; (5) financial market conditions and the results of our financing efforts; (6) changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates; (7) weather and other natural phenomena; (8) performance of our projects undertaken and the success of our efforts to invest in and develop new opportunities; (9) the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war; (10) the direct or indirect effects on our business resulting from the financial difficulties of Enron, or other competitors, including, but not limited to, their effects on liquidity in the trading and power industry, and its effects on the capital markets views of the energy or trading industry and our ability to access the capital markets on the same favorable terms as in the past; and (11) other factors discussed in this Form 10-K and in other reports filed from time to time with the SEC.

       Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

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

Risks Related to the Company's Business

       Effect of Government Regulation

       The Company's operations are subject to extensive government regulation. To comply with these legal requirements, which include laws, rules and regulations relating to competition, health and safety, and environmental and anti-pollution concerns, among other matters, may require the expenditure of considerable sums. The standards imposed by such environmental and anti-pollution regulations may also increase with time and impose more onerous obligations and liabilities on the Company in the future. In particular, government regulation imposes certain performance standards. The performance of WPD South West's network is related to a number of performance criteria, including (i) availability (the number of minutes each end user is without supply), (ii) security (the frequency of supply interruption), and (iii) quality of service (e.g., restoration of supply within a certain time after interruption). Compliance with these criteria requires the expenditure of considerable sums and the implementation of various initiatives. The Company may also be exposed to compliance risks from existing and future facilities.

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


       Price Regulation of Distribution

       The operations of WPD South West are regulated under its distribution license, pursuant to which income generated by the distribution business is subject to a price cap regulatory framework that provides economic incentives to increase efficiency and reduce costs while maintaining an appropriate quality of supply and enabling the company to finance new investments and provide a return to investors.

       In December 1999, the UK electricity industry Regulator published final price proposals for distribution price control for the 12 regional electricity distribution businesses in England and Wales, including WPD South West. For WPD South West, those proposals represented a 20% reduction to distribution prices effective April 2000, followed by reductions in real terms of 3% each year from April 2001. This price control is scheduled to operate until March 2005.

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

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            SIUK plc and Subsidiaries

                 Index to the Consolidated Financial Statements


                                                                     Page
                                                                    -----
   Management's Report..........................................    II-15
   Report of Independent Public Accountants.....................    II-16
   Consolidated Statements of Income............................    II-17
   Consolidated Statements of Changes in Stockholder's Equity...    II-18
   Consolidated Statements of Cash Flows........................    II-19
   Consolidated Balance Sheets..................................    II-20
   Notes to the Consolidated Financial Statements...............    II-22

                            SIUK plc AND SUBSIDIARIES

                               MANAGEMENT'S REPORT
                               2002 Annual Report

       The management of the Company has prepared, and is responsible for, the consolidated financial statements and related information included in this report. These statements were prepared in accordance with accounting principles generally accepted in the United States of America appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

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

       In management's opinion, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.








Richard F. Owen                           D. Charl S. Oosthuizen
Chairman and Chief Executive Officer      Chief Financial and Accounting Officer


June 27, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of SIUK plc:


       We have audited the accompanying consolidated balance sheets of SIUK plc (the "Company" being a company incorporated in England and Wales) and SUBSIDIARIES as of March 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholder`s equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIUK plc and subsidiaries as of March 31, 2002 and 2001 and the consolidated results of its operations, changes in stockholder's equity and cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.






ARTHUR ANDERSEN
Bristol, England


June 27, 2002

                            SIUK plc AND SUBSIDIARIES
               FOR THE YEARS ENDED MARCH 31, 2002, 2001, AND 2000

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In Millions)

                                                                                   2002             2001           2000
                                                                             ---------------       ------         ------
                                                                                     (Note 1)

OPERATING REVENUES                                                    (pound) 244      $ 348  (pound) 234    (pound) 275
COST OF SALES                                                                  24         34           23             20
                                                                            ------     ------       ------         ------
GROSS MARGIN                                                                  220        314          211            255
                                                                            ------     ------       ------         ------

OPERATING EXPENSES:
    Maintenance                                                                29         42           34             35
    Depreciation and amortization                                              42         60           48             56
    Selling, general and administrative                                        19         27           28             26
    Pension income                                                            (25)       (36)         (20)           (19)
    Write down of meters (Note 2)                                               -          -            -             22
    Incremental expenses incurred as a direct consequence of
       the disposal of the supply business (Note 15)                            -          -            -              3
                                                                            ------     ------       ------         ------
              Total operating expenses                                         65         93           90            123
                                                                            ------     ------       ------         ------

OPERATING INCOME FROM CONTINUING OPERATIONS                                   155        221          121            132
                                                                            ------     ------       ------         ------

OTHER INCOME (EXPENSE):
    Interest income                                                             1          1            4              2
    Interest income from affiliated companies                                  25         36           26             20
    Interest expense                                                          (52)       (73)         (60)           (56)
    Investment income                                                           3          4            5              7
    Write-down of investments (Note 2)                                        (13)       (19)           -              -
    Gain on recognition of deferred contingent consideration
       (Note 3)                                                                 -          -           16              -
    Gain on sale of real estate                                                 8         11            -              -
                                                                            ------     ------       ------         ------
              Total other expense                                             (28)       (40)          (9)           (27)
                                                                            ------     ------       ------         ------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         127        181          112            105

(PROVISION) BENEFIT FOR INCOME TAXES:
    Customary provision for income taxes                                      (38)       (54)         (27)           (23)
    Write-back of consortium tax liability (Note 2)                            12         17            -              -
                                                                            ------     ------       ------         -----
NET INCOME FROM CONTINUING OPERATIONS                                         101        144           85             82

DISCONTINUED OPERATIONS:
     Income from operations of electricity supply business, less applicable
        income taxes of (pound)- ($-), (pound)- and (pound)2                    -          -            -              4
     Gain on disposal of electricity supply business, less applicable
        income taxes of (pound)- ($-), (pound)3 and (pound)49 (Note 15)         -          -            7            125
                                                                            ------     ------       ------          ------
NET INCOME                                                            (pound) 101      $ 144  (pound)  92    (pound) 211
                                                                      ============     ====== ============   ============

                     The accompanying notes are an integral part of these consolidated financial statements.

                            SIUK plc AND SUBSIDIARIES
               FOR THE YEARS ENDED MARCH 31, 2002, 2001, AND 2000

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                  (In Millions)

                                                    Number of                   Retained     Accumulated
                                                     Ordinary     Common        Earnings        Other          Comprehensive
                                                      Shares       Stock        (Deficit)   Comprehensive      Income (Loss)
                                                                                                Loss
                                                   ---------- ------------  ------------   --------------     --------------

Balance, March 31, 1999                                 902   (pound) 902  (pound) (146)   (pound) -

   Net income                                             -             -           211            -           (pound)211
                                                                                                               ----------
   Comprehensive income                                   -             -             -            -           (pound)211
                                                                                                               ==========
   Dividends declared on common stock                     -             -          (188)           -
                                                      -----         -----         -----         -----
Balance, March 31, 2000                                 902           902          (123)           -

   Net income                                             -             -            92            -                   92
   Other comprehensive loss                               -             -             -          (16)                 (16)
                                                                                                                ---------
   Comprehensive income                                   -             -             -            -            (pound)76
                                                                                                                =========
   Dividends declared on common stock                     -             -           (27)           -
                                                      -----         -----         -----         -----
Balance, March 31, 2001                                 902           902           (58)         (16)

   Net income                                             -             -           101            -                  101
   Other comprehensive income                             -             -             -            4                    4
                                                                                                                   ------
   Comprehensive income                                   -             -             -            -           (pound)105
                                                                                                               ==========
   Dividends declared on common stock                     -             -           (78)           -
                                                      -----         -----         -----         -----
Balance, March 31, 2002                                 902   (pound) 902    (pound)(35)   (pound)(12)
                                                      =====   ===========    ===========   ===========






















                     The accompanying notes are an integral part of these consolidated financial statements.

                            SIUK plc AND SUBSIDIARIES
               FOR THE YEARS ENDED MARCH 31, 2002, 2001, AND 2000

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In Millions)

                                                                             2002             2001         2000
                                                                     -------------------    -------      --------
                                                                                     (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       (pound) 101    $ 144   (pound)92   (pound) 211
                                                                    -----------    -----   ---------   -----------
   Adjustments to reconcile net income to net cash provided
       from operating activities:
     Income from operations of discontinued electricity
              supply business                                                 -        -           -          (4)
     Gain on disposal of electricity supply business (Note 15)                -        -          (7)       (125)
     Gain on disposal of real estate                                         (8)     (11)          -           -
     Depreciation and amortization                                           42       60          48          56
     Write down of investments (Note 2)                                      13       19           -           -
     Write down of meters (Note 2)                                            -        -           -          22
     Gain on recognition of deferred contingent consideration                 -        -         (16)          -
     Deferred income taxes                                                   12       17          10           5
     Changes in assets and liabilities:
      Receivables, net                                                        8       11          10         (49)
      Prepaid pension cost                                                  (25)     (36)        (25)        (21)
      Accounts payable                                                       (1)      (1)          2          37
      Accrued income taxes                                                   (3)      (4)         (1)         (4)
      Other, net                                                              2        3          (6)         (4)
                                                                          -----    -----       -----        -----
        Total adjustments                                                    40       58          15         (87)
                                                                          -----    -----       -----        -----
        Net cash provided from operating activities                         141      202         107         124
                                                                          -----    -----       -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (66)     (94)        (73)        (67)
   Loan to affiliated company                                                85      121         (85)          -
   Proceeds from sale of electricity supply business (Note 15)                -        -           -         160
   Proceeds from sale of real estate                                         13       19           -           -
   (Purchase) proceeds from sales of investments                             (1)      (1)          3           5
   Consideration received in respect of disposals made in
       previous years                                                        16       22           -           -
                                                                          -----    -----       -----        -----
        Net cash provided from (used for) investing activities               47       67        (155)         98
                                                                          -----    -----       -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in short term borrowings                                         (109)    (156)         75         (57)
   Loan to affiliated company                                               101      144           -           -
   Repayment of long term debt                                             (101)    (144)         (1)          -
   Payment of dividends                                                     (78)    (111)        (27)       (188)
                                                                          -----    -----       -----        -----
        Net cash (used for) provided from financing activities             (187)    (267)         47        (245)
                                                                          -----    -----       -----        -----

CASH PROVIDED BY DISCONTINUED OPERATIONS                                      -        -           -          20
                                                                          -----    -----       -----        -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1        2          (1)         (3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                1        1           2           5
                                                                          -----    -----       -----        -----
CASH AND CASH EQUIVALENTS AT END OF YEAR                              (pound) 2    $   3    (pound)1   (pound) 2
                                                                       ========    =====    ========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
    Interest (net of amount capitalized)                             (pound) 55    $  78   (pound)58  (pound) 56
                                                                     ==========    =====   =========  ===========
    Income taxes                                                     (pound) 17    $  24   (pound)17  (pound) 25
                                                                     ==========    =====   =========  ===========




              The accompanying notes are an integral part of these consolidated financial statements.

                            SIUK plc AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           AT MARCH 31, 2002 and 2001

                                  (In Millions)

                                 ASSETS                                                      2002                       2001
-----------------------------------------------------------------------------     ----------------------------       -----------
                                                                                                     (Note 1)

PROPERTY, PLANT, AND EQUIPMENT (Note 10)                                       (pound) 1,549         $ 2,207      (pound) 1,539
    Less accumulated provision for depreciation                                          242             345                247
                                                                                     -------        --------             ------
                  Property, plant, and equipment, net                                  1,307           1,862              1,292
                                                                                     -------        --------             ------

OTHER NONCURRENT ASSETS:
   Investments (Note 13)                                                                   2               3                 15
   Prepaid pension cost (Note 5)                                                         198             282                170
   Goodwill                                                                              158             225                158
   Loans to affiliated company (Notes 9 and 12)                                          292             416                410
   Derivative hedging instruments (Notes 4 and 9)                                         51              73                 56
   Premium in respect of loans to affiliated company and related hedges, net of accumulated amortization of (pound)25 ($36) at
       March 31, 2002 and (pound)20 at March 31,2001 (Note 12)                            17              24                 22
                                                                                     -------        --------            -------
                  Total other noncurrent assets                                          718           1,023                831
                                                                                     -------        --------            -------

CURRENT ASSETS:
    Cash and cash equivalents                                                              2               3                  1
    Investments (Note 13)                                                                 11              16                 10
    Receivables:
       Customer accounts, less provision for uncollectables of(pound)2 ($3)
           at March 31, 2002 and(pound)5 at March 31, 2001                                43              61                 43
       Loan to affiliated company                                                          -               -                 85
       Other                                                                              16              23                 20
                                                                                     -------        --------            -------
                  Receivables, net                                                        59              84                148
    Real estate for sale, materials and supplies                                           4               6                  5
    Accrued deferred contingent consideration (Note 3)                                     -               -                 16
    Derivative hedging instruments (Notes 4 and 9)                                         8              11                 25
    Prepaid expenses                                                                      14              20                 13
                                                                                     -------        --------            -------
                  Total current assets                                                    98             140                218
                                                                                     -------        --------           --------


 TOTAL ASSETS                                                                  (pound) 2,123        $  3,025       (pound)2,341
                                                                               =============        ========       ============










             The accompanying notes are an integral part of these consolidated financial statements.

                            SIUK plc AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           AT MARCH 31, 2002 and 2001

                                  (In Millions)

                  STOCKHOLDER'S EQUITY AND LIABILITIES                                        2002                       2001
-----------------------------------------------------------------------------     ------------------------------     -----------
                                                                                                     (Note 1)
STOCKHOLDER'S EQUITY:
    Common stock,(pound)1 par value, 902,128,735 shares authorized,
       issued and outstanding                                                    (pound) 902          $ 1,285       (pound) 902
    Accumulated other comprehensive loss (Note 4)                                        (12)             (17)              (16)
    Retained deficit                                                                     (35)             (50)              (58)
                                                                                     -------          -------           -------
              Total stockholder's equity                                                 855            1,218               828
                                                                                     -------          -------           -------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SIUK
    CAPITAL TRUST I HOLDING COMPANY JUNIOR SUBORDINATED DEBENTURES
    (Note 12)                                                                             58               83                58

COMMITMENTS AND CONTINGENT MATTERS (Notes 2, 3, 5, 9 and 12)

NONCURRENT LIABILITIES:
    Long-term debt (Note 12)                                                             233              332               234
    Deferred income taxes (Note 8)                                                       433              617               419
    Derivative hedging instruments (Notes 4 and 9)                                        64               91                75
    Other                                                                                  6                9                10
                                                                                     -------          -------           -------
              Total noncurrent liabilities                                               736            1,049               738
                                                                                     -------          -------           -------

CURRENT LIABILITIES:
    Short-term debt (Note 12)                                                            307              438               417
    Current portion of long-term debt (Note 12)                                            -                -               118
    Accounts payable                                                                       5                7                 6
    Taxes accrued                                                                         43               61                46
    Accrued interest                                                                       4                6                 9
    Derivative hedging instruments (Notes 4 and 9)                                        15               21                29
    Other                                                                                100              142                92
                                                                                    --------          -------           -------
              Total current liabilities                                                  474              675               717
                                                                                    --------          -------           -------



TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                                    (pound)  2,123           $3,025     (pound) 2,341
                                                                              ==============          =======     =============








            The accompanying notes are an integral part of these consolidated financial statements.

                            SIUK plc AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

       SIUK plc was incorporated as a public limited company under the laws of England and Wales in June 1995 as a vehicle for the acquisition of WPD South West, which at the time was one of the 12 regional electricity companies in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity. In September 1995, the Company gained effective control of WPD South West. The Company's main investment and only significant asset is the entire share capital of WPD South West, which is headquartered in Bristol, England.

       The Company is a wholly owned subsidiary of Holdings, which itself is a wholly owned subsidiary of Holdings UK. Until September 2001, Holdings UK was the ultimate UK holding company. At that time, the two owners agreed on a group reconstruction whereby WPDH became the ultimate UK holding company. The rights of the two owners remained unchanged.

       WPDH is owned 49% indirectly by Mirant and 51% indirectly by PPL. Until December 2000, Mirant held a majority of the voting shares in WPDH and had the right to appoint a majority of directors. From December 2000, Mirant and PPL have had equal management control.

Basis of Presentation. The financial statements of the Company are presented in pounds sterling ((pound)) and in conformity with accounting principles generally accepted in the United States ("US GAAP"). The accompanying financial statements have not been prepared in accordance with the policies of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). This pronouncement, under which most US electric utilities report financial statements, applies to entities which are subject to cost-based rate regulation. By contrast, WPD South West is not subject to rate regulation, but, rather is subject to price cap regulation and therefore the provisions of SFAS No. 71 do not apply. Financial statements presented in accordance with SFAS No. 71 contain deferred items which have not yet been included in rates charged to customers in compliance with the respective regulatory authorities, but which would have been included in the income statement of enterprises in general under US GAAP. The accompanying financial statements of the Company do not contain such deferrals.

       The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries and have been prepared from records maintained by WPD South West in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company's ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments in not publicly traded companies are accounted for using the cost method (Note
13).

       Solely for the convenience of the reader, certain pounds sterling amounts included in the financial statements have been translated into US dollars at the exchange rate of $1.4250 = (pound)1.00, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2002. This presentation has not been translated in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation". You should not construe these translations as representations that the pound sterling amounts actually represent such dollar amounts or could be converted into US dollars at the rates indicated or at any other rates.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

         The following table sets out the exchange rate for previous periods:

     Fiscal Year          Period end     Average (1)        High          Low
     -----------          ----------     -----------        ----         ----
                                      ($ per(pound)1.00)

        1998.............    1.68           1.65            1.69         1.61

        1999.............    1.61           1.65            1.70         1.60

        2000.............    1.59           1.61            1.65         1.58

        2001.............    1.42           1.48            1.59         1.42

        2002.............    1.43           1.43            1.47         1.41


(1) The average of the Noon Buying Rates in effect on the last business day of each month during the relevant period.

Accounting Changes. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The statement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. The Company adopted early application of the provisions of SFAS No. 142 effective from April 1, 2001.

       As a result of the adoption of SFAS No. 142, the Company discontinued amortization of goodwill effective April 1, 2001. During the six months ended September 30, 2001, the Company completed the transitional impairment test required by SFAS No. 142 and did not record any impairment of goodwill. Net income for fiscal year 2001 has been adjusted below to exclude amortization related to goodwill recognized in business combinations.

                                                    Year Ended      Year Ended
                                                  March 31, 2001  March 31, 2000
                                                 ---------------  --------------
  (In millions)

  Reported net income from continuing operations..   (pound) 85    (pound)  82
  Add back: Goodwill amortization.................            5              5
                                                          -----          -----
  Adjusted net income from continuing operations..   (pound) 90    (pound)  87
                                                     ==========    ===========


       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for the Company's 2004 fiscal year. The Company has not yet determined the financial statement impact of this statement.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. The provisions of SFAS No. 144 are effective for the Company's 2003 fiscal year. The Company is currently assessing the financial impact of this statement but has not yet determined the final impact.

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

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Revenue Recognition. The Company records revenue net of value added tax ("VAT") and accrues revenues for services provided but unbilled at the end of each reporting period. Electricity revenues are recognized when services are provided to end users and include an estimate for unbilled revenues, or the value of electricity consumed by end users between the date of their last meter reading and the period-end date.

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Long-Lived Assets. The Company evaluates long-lived assets when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of the undiscounted future cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value (Note 2).

Goodwill. The Company records goodwill for the excess of purchase price over the fair value of investments. Goodwill is not amortized; it is tested annually for impairment. The determination of whether an impairment has occurred is based on an estimate of the fair value of goodwill, as compared to its carrying value. Goodwill shown in the accompanying consolidated financial statements relates to the acquisition of WPD South West (formerly South Western Electricity plc).

Property, Plant, and Equipment. Property, plant, and equipment are recorded at fair market value as adjusted at the acquisition date in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations" ("APB No. 16") as superseded by SFAS No. 141, "Business Combinations". Items capitalized subsequent to the acquisition are recorded at original cost, which includes materials, labor, appropriate administrative and general costs, and the estimated cost of debt funds used during construction.

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

       The Company recognizes gains on the sale of fixed asset investments once the receipt of this income is certain. In fiscal year 2001, the Company recognized a gain in respect of a sale in fiscal year 1997 (Note 3).

Income Taxes. SFAS No. 109, "Accounting for Income Taxes", requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences (Note 8).

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments. Derivative financial instruments are used to manage exposures to fluctuations in interest rates and foreign currency exchange rates. SFAS No. 133 requires that derivative instruments be recorded in the balance sheet at fair value as either assets or liabilities, and that changes in fair value be recognized currently in earnings, unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in fair value of the derivative are recorded in OCI and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to these hedges is recognized currently in earnings.

2. WRITE DOWN OF ASSETS

       The Company is approximately an 8% equity investor in the 1,925 megawatt Teesside Power Station, located in northern England. Enron participates in Teesside through its European affiliates as an owner, an operator and a power purchaser of the project. In November 2001, various subsidiaries of Enron went into administration (bankruptcy), resulting in Enron, as a power purchaser, failing to perform its obligations relating to Teesside. This has created significant financial difficulties for Teesside, in particular its ability to service its debt, and placed the ongoing viability of the project at significant risk. On May 31, 2002, a restructuring package was agreed with Teesside's lenders to allow it to continue to operate. However, no further dividends are expected to be received from the project. As part of the restructuring it was agreed that shareholders will not need to repay the value of consortium tax relief taken previously. Therefore, the Company has written off its (pound)13 million equity investment in Teesside, and written back (pound)12 million of consortium tax relief taken.

       In April 2000, metering services, meter reading and data services for the domestic and small business market were opened to competition. Metering services include the provision, installation and maintenance of a meter in a customer's premises. Meter reading and data services include the collection of meter reading, aggregation and processing of this data. New license conditions were introduced obligating distribution companies to offer terms separately for metering provision, meter operation, data collection and aggregation services to all suppliers in the domestic market, and to publish a statement of charges for these activities. An estimate of the undiscounted future cash flows based on WPD South West's statement of charges for metering services was compared to the carrying value of the assets and it was determined that the assets were impaired. As a result the Company recorded a write-down of (pound)22 million, in the third quarter of fiscal year 2000, to reflect the amount by which the carrying value of meters exceeded their fair value. The fair value was determined by discounting the future cash flows.

3. GAIN ON RECOGNITION OF DEFERRED CONTINGENT CONSIDERATION

       During fiscal year 1996, WPD South West sold its shares of The National Grid Holding plc ("NGH") into the market, following the listing of the NGH shares on the London Stock Exchange. Prior to the sale, part of the shareholding was transferred to three, previously dormant, wholly owned subsidiaries. These companies sold the shares of NGH in open market transactions during December 1995 and January 1996 generating a taxable gain, resulting in an income tax liability of (pound)24 million. The companies received a capital contribution from WPD South West to fund the tax obligation. In October 1996 the companies were sold to a third party for a nominal price. The sale contract provided for the payment of contingent consideration based on the third party's ability to utilize its own existing capital losses to offset the realized gains on the NGH sale. The agreement provided for (pound)16 million to be paid to WPD South West upon finalization of the relevant tax returns for the period in question. The last tax return was agreed by the Inland Revenue in February 2001 and the deferred contingent consideration was received in April 2001.

4. COMPREHENSIVE INCOME

       Comprehensive income includes unrealized gains and losses on certain derivatives which qualify as cash flow hedges. The effect of other comprehensive income (loss) is set forth in the accompanying consolidated statement of stockholders' equity.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       Components of accumulated other comprehensive loss consisted of the following (in millions):

     Balance, March 31, 2001..................................     (pound) (16)

     Other comprehensive income for the period:
       Net change in fair value of derivative instruments,
          net of tax..........................................               -
       Reclassification to earnings, net of tax...............               4
                                                                        ------
     Other comprehensive income...............................               4
                                                                        ------
     Balance, March 31, 2002..................................     (pound) (12)
                                                                   ============

       The Company estimates that (pound)5 million of net derivative after-tax losses included in OCI as of March 31, 2002 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to interest payments become realized.

5. RETIREMENT BENEFITS

       WPD South West has two pension plans, a defined benefit plan and a defined contribution plan. The measurement date for plan assets and obligations is December 31 for each year.

Defined Benefit Plan. WPD South West participates in the Electricity Supply Pension Scheme ("ESPS"), which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the Electricity Supply Industry in the United Kingdom ("UK"). Contributions to the plan by WPD South West on behalf of its employees were (pound)0.1 million ($0.1 million) for the fiscal year 2002, (pound)0.1 million for the fiscal year 2001 and (pound)0.2 million for the fiscal year 2000.

Defined Contribution Plan. The defined contribution plan was established in fiscal year 1994. The scheme provides broadly money purchase and lump sum benefits payable to members on their retirement or to a member's dependants when he or she dies. The assets of the plan are held in a range of pooled index funds. On April 1, 2001, substantially all of the active members in this scheme transferred to the ESPS scheme based on defined benefits.

       Changes during the year in the projected benefit obligations and the fair value of the plan assets were as follows (in millions):

                                                                                   March 31, 2002        March 31, 2001
                                                                             ------------------------    --------------
Change in projected benefit obligation
 Benefit obligation at beginning of year...........................         (pound) 668        $ 952     (pound) 580
 Service cost......................................................                   7           10               6
 Interest cost.....................................................                  33           47              36
 Actuarial (gain) loss.............................................                 (13)         (19)             89
 Benefits paid.....................................................                 (42)         (60)            (43)
                                                                                  ------       ------          ------
 Benefit obligations at end of year................................         (pound) 653        $ 930     (pound) 668
                                                                            ------------       ------    ------------

Plan Assets
 Fair value of plan assets at beginning of year....................         (pound) 801      $ 1,141     (pound) 853
 Actual return on plan assets......................................                 (82)        (117)            (10)
 Employee contributions............................................                   2            3               1
 Benefits paid.....................................................                 (42)         (60)            (43)
                                                                                 -------       ------          ------
 Fair value of plan assets at end of year..........................         (pound) 679        $ 967     (pound) 801
                                                                            ------------       ------    ------------

Reconciliation of funded status
 Funded status of plan.............................................          (pound) 26         $ 37     (pound) 133
 Unrecognized prior service cost...................................                  22           31              24
 Unrecognized net loss.............................................                 150          214              13
                                                                                  ------       ------          ------
 Prepaid pension cost in the Consolidated Balance Sheet............         (pound) 198        $ 282     (pound) 170
                                                                            ------------       ------    ------------


                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



       The components of the plan's net periodic income (excluding the impact of the electricity supply sale in fiscal year 2000) were as follows (in millions):

                                                                                Fiscal Year        Fiscal Year     Fiscal Year
                                                                                   2002                2001           2000
                                                                              ----------------      ---------       ---------

 Service cost......................................................      (pound) 7      $ 10     (pound) 6       (pound) 8
 Interest cost.....................................................             33        47            36              36
 Expected return on plan assets....................................            (68)      (97)          (68)            (60)
 Amortization of prior service cost................................              2         3             2               1
                                                                              -----     -----         -----           -----
 Gross benefit credit..............................................            (26)      (37)          (24)            (15)
 Employee contributions............................................             (2)       (3)           (1)             (2)
                                                                              -----     -----         -----           -----
 Net pension income................................................            (28)      (40)          (25)            (17)
                                                                              -----     -----         -----           -----

       The assumptions used in the actuarial calculations were as follows:

                                                                                Fiscal Year         Fiscal Year     Fiscal Year
                                                                                   2002                2001            2000
                                                                                 -------              -------         ------
 Discount rate.....................................................                5.75%               5.75%          6.50%
 Expected rate of return on assets.................................                8.75%               8.75%          8.75%
 Rate of pay increase..............................................                4.00%               4.00%          4.00%


6. COMMITMENTS AND CONTINGENT MATTERS

Operating Leases

       WPD South West has commitments under operating leases with various terms and expiration dates. Expenses associated with these commitments totaled (pound)3 million ($4 million) for the fiscal year 2002, (pound)4 million for the fiscal year 2001, and (pound)6 million for the fiscal year 2000. At March 31, 2002, estimated minimum rental commitments for noncancelable operating leases were as follows (in millions):

      Fiscal year
       2003...............................................       (pound) 1
       2004...............................................               1
       2005...............................................               1
       2006...............................................               1
       2007...............................................               1
       2008 and thereafter................................               3
                                                                     -----
     Total minimum payment................................       (pound) 8
                                                                 =========

Labor Subject to Collective Bargaining Agreements

       Substantially all of WPD South West's employees are subject to one of two collective bargaining agreements. Such agreements are ongoing in nature, and WPD South West's employee participation level is consistent with that of the electric utility industry in the UK.

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

                                                                      Business Segments

Fiscal Year                                 Distribution            Other              Eliminations              Consolidated
-----------                              -----------------    ----------------      ------------------       -----------------
                                                                        (in millions)
2002
Operating revenues                   (pound) 223   $ 318     (pound) 28   $ 40      (pound)(7)  $ (10)    (pound) 244   $ 348
Depreciation and Amortization                 38      54              4      6              -       -              42      60
Operating income                             144     205             11     16              -       -             155     221
Total assets employed at year-end          1,693   2,412            430    613              -       -           2,123   3,025
Capital expenditures                          62      88              4      6              -       -              66      94

2001
Operating revenues                        (pound) 217            (pound) 23            (pound) (6)            (pound) 234
Depreciation and Amortization                      44                     4                     -                      48
Operating income                                  112                     9                     -                     121
Total assets employed at year-end               1,627                   714                     -                   2,341
Capital expenditures                               63                    10                     -                      73

2000
Operating revenues                        (pound) 247            (pound) 46            (pound)(18)            (pound) 275
Depreciation and Amortization                      52                     4                     -                      56
Operating income                                  107                    25                     -                     132
Total assets employed at year-end               1,592                   465                     -                   2,057
Capital expenditures                               63                     4                     -                      67


8. INCOME TAXES

       Details of the income tax provision for fiscal years 2002, 2001 and 2000 are as follows (in millions):

                                                                    Fiscal Year         Fiscal Year     Fiscal Year
                                                                       2002                 2001            2000
                                                                  ---------------       ----------      ----------
       Income Tax Provision:
       Income tax from continuing operations:
         Current provision                                   (pound) 26      $ 37      (pound) 17      (pound) 18
         Deferred provision                                          12        17              10               5
                                                                  ------    ------          ------          ------
                                                                     38        54      (pound) 27      (pound) 23
         Write-back of consortium tax liability                     (12)      (17)              -               -
                                                                  ------    ------          ------          ------
       Total provision from continuing operations            (pound) 26      $ 37      (pound) 27      (pound) 23
                                                             ===========    ======     ===========     ===========

       Income tax from discontinued operations:
         Current provision                                    (pound) -       $ -      (pound)  -      (pound)  2
         Tax on disposal of discontinued operations                   -         -               3              49
                                                                  ------    ------          ------          ------
       Total provision from discontinued operations           (pound) -       $ -      (pound)  3      (pound) 51
                                                              ==========    ======     ===========     ===========


                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


       The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows (in millions):

                                                                    March 31,             March 31,
                                                                      2002                  2001
                                                             -------------------       -----------
Deferred tax liabilities:
     Property, plant, and equipment basis differences........(pound)340    $ 485       (pound) 338
     Pensions................................................        59       84                51
     Heldover gain...........................................        40       57                40
                                                                  -----    -----              ----
          Total...........................................          439      626               429
   Deferred tax assets:
          Accruals, including acquisition related items..             6        9                10
                                                                  -----    -----             -----
   Net deferred tax liabilities                             (pound) 433    $ 617       (pound) 419
                                                            ===========   ======       ===========

       A reconciliation of the Company's UK statutory income tax rate to the effective customary income tax rate for continuing operations for fiscal years 2002, 2001 and 2000 (excluding the impact of the consortium tax liability write-back in fiscal year 2002) is as follows:


                                          Fiscal Year  Fiscal Year  Fiscal Year
                                              2002         2001         2000
                                              ----         ----         ----

   UK statutory income tax rate                30%          30%          30%
   Nondeductible amortization of goodwill       -            1            1
   Other permanent differences                  -           (7)          (9)
                                              ----         ----         ----
   Effective customary income tax rate         30%          24%          22%
                                              ====         ====         ====


9. FINANCIAL INSTRUMENTS

Derivative Hedging Instruments

       The Company uses derivative instruments to manage exposures arising from changes in interest rates and foreign currency exchange. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

       Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. In fiscal year 2002, (pound)7 million of pre-tax derivative losses was reclassified to other income/expense. The maximum term over which the Company is hedging exposures to the variability of cash flows is through 2012.

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

Fair Values

       SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments.

       The carrying or notional amounts and fair values of the Company's financial instruments at March 31, 2002 and 2001 were as follows (in millions):

                                                            March 31, 2002            March 31, 2001
                                                          ------------------        ------------------
                                                       Carrying   Fair Value      Carrying     Fair Value
                                                        Amount                     Amount
    Liabilities
       Long-term debt, including current portion    (pound) 233  (pound) 234     (pound) 352  (pound) 350
       Preferred securities                         (pound)  58  (pound)  62     (pound)  58  (pound)  45
    Receivables
       Loans to affiliated company                  (pound) 292  (pound) 296     (pound) 410  (pound) 395


       The fair values for long-term debt and preferred securities were based on the closing market price.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


10. PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment consisted of the following (in millions):

                                                     March 31, 2002        March 31, 2001
                                                  -------------------      --------------
 Distribution network...................   (pound) 1,315     $ 1,874       (pound) 1,279
 Non-network land and buildings.........              24          34                  30
 Other  ................................              51          72                  49
 Consumer contributions.................             (83)       (118)                (66)
                                                  -------     -------             -------
 Property, plant, and equipment, net....   (pound) 1,307     $ 1,862       (pound) 1,292
                                           --------------     -------      --------------


11. CAPITAL BUDGET

       The Company's capital expenditure for the fiscal year 2002 was (pound)66 million ($94 million); for the fiscal years 2003 and 2004 capital expenditures are estimated to be (pound)64 million and (pound)68 million respectively. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above statement because of numerous factors. The factors include: changes in business conditions; revised load growth projections; change in regulatory requirements; and increasing costs of labor, equipment, and materials.


12. DEBT

       As of March 31, 2002, the Company has $332 million Senior Notes in the US; $168 million of the Senior Notes were redeemed on maturity in November 2001. The Company entered into currency swap transactions that effectively convert the US dollar obligations of the Senior Notes into pounds sterling obligations, with a nominal value at March 31, 2002 of (pound)199 million at a rate of 7.73%.

       SIUK Capital Trust I (the "Trust") issued $82 million of its 8.23% preferred securities and invested the proceeds thereof in 8.23% subordinated debentures issued by the Company, which are scheduled to mature on February 1, 2027. The Company guarantees the Trust's obligations under the preferred securities. The Company has also entered into foreign currency swap contracts to hedge the currency risk associated with the interest and principal on the preferred securities, by swapping the US dollar liabilities back to pounds sterling for the period to February 2007. The nominal value of the swapped liabilities at March 31, 2002 is (pound)50 million at a rate of 7.78%. The Company owns all of the common securities of the Trust, all of the assets of which are the aforementioned subordinated debentures of the Company in the aggregate principal amount of $84.5 million.

       The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's payment obligations with respect to the preferred securities.

       In December 1998 a more efficient capital structure for Holdings UK and the Company was put in place. At that time, Holdings UK became a co-obligor of the Company's existing long-term debt and subordinated debentures. Sums totaling (pound)402 million were contributed to the Company for newly issued shares and the Company made three US dollar loans, totaling $584 million ((pound)351 million) to Holdings UK on the same terms as the existing long-term debt and subordinated debentures. At March 31, 2002, the carrying value of these loans was (pound)292 million (Note 9). In consideration of entering into these loans and their related currency and interest rate swaps, the Company made premium payments (independently calculated as a fair arms-length value between unconnected parties) of $84 million ((pound)51 million) to Holdings UK. Of the premium payments, (pound)42 million is being amortized over the life of the respective loans and swaps, and (pound)9 million represented accrued interest.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


       As of March 31, 2002, sources of liquidity included a $500 million revolving credit facility provided by a syndicate of banks. In addition, the Company had (pound)94 million committed and (pound)95 million uncommitted lines of credit with banks. The Company's existing facilities and cash position, along with any new facilities to be arranged, are expected to provide sufficient liquidity for working capital and capital expenditures through fiscal year 2003. As of March 31, 2002, the Company and WPD South West had drawn $356 million under the revolving credit facility and (pound)44 million under committed lines of credit with banks. Additionally, the Company held (pound)2 million in unrestricted cash.

       Excluding swap agreements between the Company and WPD Holdings UK, at March 31, 2002, the Company and WPD South West had sterling interest rate swaps expiring between 2003 and 2012, with notional amounts totaling (pound)499 million, and had cross currency swaps expiring between 2006 and 2007, with notional amounts totaling (pound)249 million.

       On May 10, 2002, the swaps were restructured.  See Note 16.


13. INVESTMENTS

       The Company's long-term investments accounted for under the cost method include its 7.69% ownership of Teesside Power Limited (Note 2). The Company's (pound)11 million of short-term investments are classified as available-for-sale under SFAS No. 115, the fair value of which approximated cost at March 31, 2002.


14. COMMON STOCKHOLDER'S EQUITY

       The Company holds the entire share capital of WPD South West. The Company is primarily dependent upon dividends from WPD South West for its cash flow. WPD South West can make distribution of dividends to the Company under English law to the extent that it has distributable reserves, subject to the retention of sufficient financial resources to conduct its distribution business as required by its regulatory license. The Company believes that currently sufficient distributable reserves will continue to exist at WPD South West to allow for reasonable and necessary dividends from WPD South West, through operations, to be distributed to the Company. The directors of Distribution companies must also certify to the Regulator that it is reasonably foreseeable that the declaration of a dividend will not breach any license conditions. WPD South West has no reason to believe that a breach of its license would occur from declaring a reasonable dividend.

15. BUSINESS DEVELOPMENTS

       In September 1999, WPD South West completed the sale of its electricity supply business and certain related activities to London Electricity plc for (pound)160 million and the assumption by the purchaser of certain liabilities. The Company recorded an after tax gain on the sale of (pound)125 million in fiscal year 2000. In fiscal year 2001, issues relating to working capital and pension spin off value were resolved and a further (pound)7 million after tax gain was recorded.

       In October 2000, an affiliate acquired Hyder which owned numerous businesses including that which owned and operated the electricity network in South Wales. In March 2001, this business was transferred to the ownership of the Company's indirect parent, WPD Holdings UK. The management of the Company and of WPD South West has become involved in the electricity business in South Wales, and this business will share a number of WPD South West's key systems.

                            SIUK plc AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


16. SUBSEQUENT EVENTS

       Subsequent to the year end, on May 10, 2002, the interest rate swaps were cancelled and certain cross currency swaps were effectively restructured. The canceling of these interest rate swaps and restructuring of certain of the currency rate swaps will result in lower interest costs payable and a higher sterling value being payable on maturity.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

       The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 31, 2002:

       Name                 Age                       Position
       ----                 ---     ----------------------------------
Richard F. Owen............  53     Director, Chief Executive Officer
D. Charl S. Oosthuizen.....  44     Director, Chief Financial and
                                       Accounting Officer
Robert A. Symons...........  49     Director
Maurice E. Fletcher........  52     Director
Robert W. Burke............  42     Director
Roger L. Petersen..........  51     Director
Rick L. Klingensmith.......  41     Director


       Richard F. Owen - Director of the Company since April 2000. He currently serves as Vice President of Operations and Business Development of Mirant's European businesses. He previously served as Vice President of Operations and Business Development of Mirant's Caribbean region and South America.

       D. Charl S. Oosthuizen - Chief Financial and Accounting Officer of the Company since June 1999 and also Finance Director of WPD South West since that date. He previously served as General Manager, Information Resources at WPD from April 1999 to May 1999, and as Assistant to the Chief Executive at WPD South West from December 1997 to March 1999. He was Treasurer of WPD South West until November 1997.

       Robert A. Symons - Director of the Company since October 1997 and also Distribution Director of WPD South West from that date. Effective March 31, 2000, he was appointed Chief Executive Officer of WPD South West. He previously served as Network Services Manager in Plymouth for WPD South West from December 1994 to September 1997.

       Maurice E. Fletcher - Director of the Company since October 1999 and also a Director of WPD South West since that date until April 2001. He previously served as Officer responsible for Human Resources for WPD South West.

       Robert W. Burke - Director of the Company since April 2001. He currently serves as Vice President and Chief Counsel of PPL Global. Prior to joining PPL Global in 1996, he served as corporate counsel for Edison Mission Energy Company.

       Roger L. Petersen - Director of the Company since December 2001. He currently serves as President of PPL Global. Prior to that time, he was President of PPL Montana, Vice President and Chief Operating Officer of PPL Global, and Vice President of PPL Global.

       Rick L. Klingensmith - Director of the Company since April 2001. He currently serves as Vice President - Finance of PPL Global responsible for all of PPL Global's financial activities. From February to August 2000, he was responsible for PPL Global's portfolio of businesses in the UK and Latin America. Prior to joining PPL Global in February 2000, he was manager of energy system assets and acquisitions at Air Products and Chemicals Inc.

       On April 18, 2002, Christopher J. Edwards was appointed a Director of the Company. Mr. Edwards currently serves as Chief Legal Counsel of Mirant's European businesses. He previously served as senior legal advisor for Conoco (U.K.) Limited.

       The Shareholders' Agreement between Mirant-Europe, PPLG and WPDH provides that Mirant and PPL are able to appoint an equal number of directors to the Boards of WPDH, Holdings UK, Holdings Limited, and SIUK.

                                     III-1

Item 11.      EXECUTIVE COMPENSATION

       Messrs. Oosthuizen, Symons, and Fletcher have received, and will continue to receive, compensation in respect of services performed as WPD South West Officers, WPD South West being their primary employer and a subsidiary of the Company. They receive no cash or non-cash compensation as a result of these arrangements beyond that which they would otherwise receive from WPD South West for their services performed for WPD South West. Messrs. Owen and Edwards have received, and will continue to receive, compensation in respect of services performed in their capacity as an Officer of Mirant, their primary employer and an affiliate of the Company. They received no cash or non-cash compensation as a result of these arrangements beyond that which they would otherwise receive from Mirant for the services performed by them for Mirant. Messrs. Burke, Petersen and Klingensmith have received, and will continue to receive, compensation in respect of services performed in their capacity as an Officer of PPL, their primary employer and an affiliate of the Company. They received no cash or non-cash compensation as a result of these arrangements beyond that which they would otherwise receive from PPL for the services performed by them for PPL.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. The authorized share capital of the Company consists of 902,128,735 ordinary shares of (pound)1 each, all of which have been issued fully paid and are held by Holdings. Holdings is a wholly-owned subsidiary of Holdings UK. Until September 2001, Holdings UK was the ultimate UK holding company. At that time, the two owners agreed a group reconstruction whereby WPDH became the ultimate UK holding company. The rights of the two owners remained unchanged. The following table sets forth, as of March 31, 2002, certain information regarding beneficial ownership of WPDH common stock held by each person known by the Company to own beneficially more than 5% of WPDH outstanding common stock.

                            Name and Address                      Amount and Nature           Percent
                            of Beneficial                             of Beneficial                of
Title of Class              Owner                                         Ownership             Class
--------------              ----------------------------------      ---------------            ------
A Ordinary                  Mirant Corporation                       12,184,716 (1)              100%
                            1155 Perimeter Center West, Suite 100
                            Atlanta, Georgia 30338

B Ordinary                  PPL Corporation                          11,936,049 (2)              100%
                            2 North Ninth Street
                            Allentown, Pennsylvania 18101

C Ordinary                  PPL Corporation                             746,003 (2)              100%
                            2 North Ninth Street
                            Allentown, Pennsylvania 18101

D Ordinary                  PPL Corporation                           5,100,000 (2)              100%
                            2 North Ninth Street
                            Allentown, Pennsylvania 18101

E Ordinary                  Mirant Corporation                        4,900,000 (1)              100%
                            1155 Perimeter Center West, Suite 100
                            Atlanta, Georgia 30338



(1) Such shares are owned by Mirant Investments UK Limited, an indirect wholly-owned subsidiary of Mirant Corporation.
(2) Such shares are owned by PPLG UK, an indirect wholly-owned subsidiary of PPL.

                                     III-2

The A Ordinary shares and the B Ordinary shares have the same voting rights, while the C Ordinary shares have no voting rights. The D Ordinary shares and E Ordinary shares provide certain rights and restrictions over the D and E Ordinary shares of Holdings. Except with respect to certain specific matters, holders of the D Ordinary shares and E Ordinary shares are not entitled to vote at general meetings of WPDH. A shareholders' agreement gives both shareholders equal management control.

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


         (2)    Financial Statement Schedules:

                Report of Independent Public Accountants as to Schedules for SIUK plc and Subsidiaries is included herein on page S-1.

                Financial Statement Schedules for the Company are included herein on page S-2.


         (3)    Exhibits:

                Exhibits are listed in the Exhibit Index on page E-1 and E-2.

     (b) Reports on Form 8-K:

         The registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, SIUK plc, a public limited company incorporated and existing under the laws of England and Wales, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 27th day of June, 2002.

                                  SIUK plc


                                  By:      Richard F. Owen
                                           Chairman and Chief Executive Officer


                                  By:      /s/ ELIZABETH B. CHANDLER
                                           Elizabeth B. Chandler
                                           Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of SIUK plc in the capacities and on the date indicated:

              Signature                 Title                    Date

      RICHARD F. OWEN              Chairman and Chief
                                   Executive Officer


      D. CHARL S. OOSTHUIZEN       Chief Financial and
                                   Accounting Officer

                                   Directors
                                   ---------
      ROBERT A. SYMONS

      MAURICE E. FLETCHER

      ROBERT W. BURKE

      ROGER L. PETERSEN

      RICK L. KLINGENSMITH

      CHRISTOPHER J. EDWARDS


      /s/ ELIZABETH B. CHANDLER                               June 27, 2002
      Elizabeth B. Chandler
      Attorney-in-Fact



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

During the fiscal year covered by this Annual Report on Form 10-K, the reporting Company sent no other annual report and no proxy materials to its security holders.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To the Board of Directors of SIUK plc:

We have audited in accordance with generally accepted auditing standards, the financial statements of SIUK plc AND SUBSIDIARIES included in this report and have issued our report thereon dated June 27, 2002. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN

Bristol, England
June 27, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               FOR THE YEARS ENDED MARCH 31, 2002, 2001, AND 2000

                                  (In Millions)

                                                                           Additions
                                                                  --------------------------
                                                   Balance at       Charged       Charged to                       Balance
                                                   Beginning       (Credited)       Other                         at End of
                                                   of Period       to Income       Accounts       Deductions       Period
                                                    (pound)         (pound)        (pound)          (pound)        (pound)
                                                   ---------       ---------      ----------      ----------      ---------
 Provision for Uncollectable Accounts

     Year-Ended March 31, 2000................          10             (6)             -               (2)              2
                                                       ===            ====           ===              ====            ===
     Year-Ended March 31, 2001................           2              3              -                -               5
                                                       ===            ====           ===              ====            ===
     Year-Ended March 31, 2002................           5             (3)             -                -               2
                                                       ===            ====           ===              ====            ===

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

   * 10.1 -- Electricity Distribution License: Standard Conditions dated September 2001.

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

     10.10-- Form of Agreement for the Connection of an Exit Point, generally applicable to residential customers. (Designated in Form 10-K for the year ended March 31, 1998 as Exhibit 10.11).

     10.11-- Services  Agreement  dated as of January 1, 1996  between  Southern
          Electric International, Inc. (now Southern Energy, Inc.) and the Company. (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.10.)

     10.12-- Services  Agreement  dated as of January 1, 1996  between  Southern
          Electric International, Inc. (now Southern Energy, Inc.) and South Western Electricity plc. (Designated in Form S-1 Registration No. 333-09033 as Exhibit 10.11.)

     10.13--  Services  Agreement  dated as of  January  1, 1996  between  South
          Western  Electricity  plc  and  Holdings.   (Designated  in  Form  S-1
          Registration No. 333-09033 as Exhibit 10.12.)

     10.14-- Services  Agreement dated as of January 1, 1996 between the Company
          and  South  Western   Electricity   plc.   (Designated   in  Form  S-1
          Registration No. 333-09033 as Exhibit 10.13.)

   * 21.1 -- Subsidiaries of Registrant.

   * 24.1 -- Power of Attorney and Resolution.

   * 99 -- Letter from SIUK plc to the Securities and Exchange Commission dated June 27, 2002.